Form 10-Q
period 2015-09-30
Central Federal Bancshares, Inc
filed 2015-12-28
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55553

Central Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Missouri	47-4884908
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)

210 West 10th Street, Rolla, Missouri	65401
(Address of Principal Executive Offices)	Zip Code

(573) 364-1024

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of December 22, 2015, the Registrant had not issued any shares of its common stock.

Central Federal Bancshares, Inc.
Form 10-Q

EXPLANATORY NOTE

Central Federal Bancshares, Inc., a Missouri corporation (“Central Federal Bancshares” or the “Registrant”), was incorporated in August 2015 to serve as the savings and loan holding company for Central Federal Savings and Loan Association of Rolla (“Central Federal” or the “Association”) as part of the Association’s mutual-to-stock conversion.  As of September 30, 2015, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Association is included in this Quarterly Report.

Part I. – Financial Information

Item 1. Financial Statements

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

Cash and Due from Financial Institutions	$7,850,000	$7,802,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	7,950,000	7,902,000
Certificates of Deposit in Other Financial Institutions	2,480,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $423,000 at September 30, 2015, and $15,000 at December 31, 2014)	442,000	31,000
Federal Home Loan Bank (FHLB) Stock, at Cost	77,000	78,000
Loans, Net of Allowance for Loan Losses of $261,000 at September 30, 2015 and $279,000 at December 31, 2014	48,793,000	52,184,000
Foreclosed Assets	608,000	243,000
Premises and Equipment, Net	695,000	739,000
Accrued Interest Receivable	120,000	122,000
Deferred Tax Asset, Net	96,000	144,000
Income Taxes Receivable	40,000	-
Other Assets	532,000	54,000

Total Assets	$61,833,000	$63,977,000

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$2,514,000	$2,640,000
Interest-Bearing	45,537,000	47,642,000
Total Deposits	48,051,000	50,282,000
Other Liabilities	128,000	113,000
Total Liabilities	48,179,000	50,395,000

EQUITY
Retained Earnings - Substantially Restricted	13,642,000	13,571,000
Accumulated Other Comprehensive Income	12,000	11,000
Total Equity	13,654,000	13,582,000

Total Liabilities and Equity	$61,833,000	$63,977,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$558,000	$598,000	$1,750,000	$1,803,000
Securities and Other	17,000	16,000	47,000	41,000
Total Interest Income	575,000	614,000	1,797,000	1,844,000

INTEREST EXPENSE
Deposits	114,000	122,000	350,000	372,000
Total Interest Expense	114,000	122,000	350,000	372,000

NET INTEREST INCOME	461,000	492,000	1,447,000	1,472,000

PROVISION FOR LOAN LOSSES	-	-	-	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	461,000	492,000	1,447,000	1,412,000

NONINTEREST INCOME
Customer Service Fees	12,000	11,000	34,000	35,000
Other Income	5,000	4,000	15,000	17,000
Total Noninterest Income	17,000	15,000	49,000	52,000

NONINTEREST EXPENSE
Compensation and Employee Benefits	249,000	260,000	774,000	785,000
Data Processing and Other Outside Services	66,000	66,000	188,000	190,000
FDIC Insurance and Regulatory Assessment	21,000	21,000	61,000	62,000
Occupancy and Equipment	53,000	53,000	161,000	161,000
Legal and Professional Services	57,000	15,000	83,000	44,000
Supplies, Telephone, and Postage	9,000	10,000	31,000	32,000
Operations of Foreclosed Assets	7,000	3,000	16,000	8,000
Other	25,000	20,000	66,000	61,000
Total Noninterest Expense	487,000	448,000	1,380,000	1,343,000

INCOME (LOSS) BEFORE INCOME TAXES	(9,000)	59,000	116,000	121,000

INCOME TAX EXPENSE	1,000	21,000	45,000	45,000

NET INCOME (LOSS)	$(10,000)	$38,000	$71,000	$76,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
NET INCOME (LOSS)	$(10,000)	$38,000	$71,000	$76,000

Other Comprehensive Income (Loss):
Unrealized Gains/(Losses) on Securities Available-for-Sale	-	(16,000)	2,000	(1,000)
Income Tax (Expense)/Benefit	-	5,000	(1,000)	-
Total Other Comprehensive
Income (Loss), net of tax	-	(11,000)	1,000	(1,000)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(10,000)	$27,000	$72,000	$75,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

STATEMENTS OF CHANGES in EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2013	$13,452,000	$19,000	$13,471,000

Net Income	76,000	-	76,000
Other Comprehensive Loss	-	(1,000)	(1,000)

BALANCE, SEPTEMBER 30, 2014	$13,528,000	$18,000	$13,546,000

BALANCE, DECEMBER 31, 2014	$13,571,000	$11,000	$13,582,000

Net Income	71,000	-	71,000
Other Comprehensive Income	-	1,000	1,000

BALANCE, SEPTEMBER 30, 2015	$13,642,000	$12,000	$13,654,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$71,000	$76,000
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Provision for Loan Losses	-	60,000
Depreciation	56,000	54,000
Deferred Income Tax	47,000	(26,000)
Net Changes in:
Accrued Interest Receivable	2,000	10,000
Income Taxes Receivable	(40,000)	50,000
Other Assets	(478,000)	16,000
Other Liabilities	15,000	10,000
Net Cash (Used in) Provided by Operating Activities	(327,000)	250,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in FHLB Stock	1,000	-
Purchase of Securities Available-for-Sale	(409,000)	-
Net Decrease in Loans	3,026,000	1,177,000
Purchases of Premises and Equipment	(12,000)	(78,000)
Net Cash Provided by Investing Activities	2,606,000	1,099,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(2,231,000)	233,000
Net Cash (Used in) Provided by Financing Activities	(2,231,000)	233,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,000	1,582,000

Cash and Cash Equivalents at Beginning of Period	7,902,000	7,258,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,950,000	$8,840,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$345,000	$367,000
Income Taxes Paid, Net of Refunds Received	$38,000	$22,000

Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$365,000	$-

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Central Federal Savings and Loan Association of Rolla (the “Association”) is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. The Association offers a variety of loan and deposit products to meet the borrowing needs of its customers. The Association operates out of its office in Rolla, Missouri. The Association is subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency, or OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation, or FDIC, its deposit insurer.

Unaudited Interim Financial Statements

The interim financial statements prepared by management as of September 30, 2015 and for the three and nine months ended September 30, 2015 and September 30, 2014 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2015, and the results of operations and cash flows for the periods ended September 30, 2015 and 2014 and are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, valuation of foreclosed assets, valuation of deferred tax assets, and fair values of financial instruments.

Subsequent Events

In preparing these financial statements, the Association has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 2        Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
One Year or Less	$-	$496,000
One Year to Five Years	2,480,000	1,488,000
Over Five Years	-	496,000

	$2,480,000	$2,480,000

note 3         sECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Muncipal Obligation	$408,000	$2,000	$-	$410,000
Federal Home Loan Mortgage Corp. Stock	15,000	17,000	-	32,000
Total	$423,000	$19,000	$-	$442,000

December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$16,000	$-	$31,000

During the nine month periods ended September 30, 2015 and 2014, the Association did not sell any securities.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 3         SECURITIES (CONTINUED)

The following table indicates amortized cost and estimated fair value of securities available- for-sale at September 30, 2015 based upon contractual maturity.

	Amortized
	Cost	Fair Value

Five Years or Less	$-	$-
Over Ten Years	408,000	410,000
No stated maturity date	15,000	32,000

	$423,000	$442,000

note 4         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Commercial Business	$1,787,000	$1,880,000
Commercial and Multi-Family Real Estate	15,833,000	15,993,000
Residential Real Estate	31,048,000	34,179,000
Consumer and Other	406,000	432,000
	49,074,000	52,484,000
Allowance for Loan Losses	(261,000)	(279,000)
Net Deferred Loan Fees	(20,000)	(21,000)
Loans, Net	$48,793,000	$52,184,000

Residential real estate loans at September 30, 2015 and December 31, 2014 include loans secured by one- to four-family, non-owner occupied properties of $10,639,000 and $11,759,000, respectively.

At September 30, 2015 and December 31, 2014, construction loans were $1,145,000 and $826,000, respectively. Loans in process at September 30, 2015 and December 31, 2014 were $1,471,000 and $282,000, respectively.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 4         loans and allowance for loan losses (continued)

The following presents by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014:

September 30, 2015 (Unaudited)

		Commercial
	Commercial	and Multi-Family	Residential	Consumer
	Business	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	-	(15,000)	3,000	2,000	10,000	-
Loans Charged-Off	-	-	(17,000)	(2,000)	-	(19,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$4,000	$31,000	$180,000	$4,000	$42,000	$261,000

Ending Balance: Individually
Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively
Evaluated for Impairment	$4,000	$31,000	$165,000	$4,000	$42,000	$246,000

Loans:
Ending Balance: Individually
Evaluated for Impairment	$-	$386,000	$295,000	$-		$681,000

Ending Balance: Collectively
Evaluated for Impairment	$1,787,000	$15,447,000	$30,753,000	$406,000		$48,393,000

September 30, 2014 (Unaudited)

		Commercial
	Commercial	and Multi-Family	Residential	Consumer
	Business	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$3,000	$142,000	$149,000	$4,000	$53,000	$351,000
Provision for Loan Losses	1,000	6,000	62,000	3,000	(12,000)	60,000
Loans Charged-Off	-	-	-	(4,000)	-	(4,000)
Recoveries of Loans
Previously Charged-Off	-	-	-	1,000	-	1,000
Balance at End of Period	$4,000	$148,000	$211,000	$4,000	$41,000	$408,000

Ending Balance: Individually
Evaluated for Impairment	$-	$-	$20,000	$-	$-	$20,000

Ending Balance: Collectively
Evaluated for Impairment	$4,000	$148,000	$191,000	$4,000	$41,000	$388,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 4         loans and allowance for loan losses (continued)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014:

September 30, 2015 (unaudited)

		Commercial
	Commercial	and Multi-Family	Residential	Consumer
	Business	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$4,000	$31,000	$211,000	$4,000	$28,000	$278,000
Provision for Loan Losses	-	-	(14,000)	-	14,000	-
Loans Charged-Off	-	-	(17,000)	-	-	(17,000)
Recoveries of Loans
Previously Charged-Off	-	-	-	-	-	-
Balance at End of Period	$4,000	$31,000	$180,000	$4,000	$42,000	$261,000

Ending Balance: Individually
Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively
Evaluated for Impairment	$4,000	$31,000	$165,000	$4,000	$42,000	$246,000

September 30, 2014 (unaudited)

		Commercial
	Commercial	and Multi-Family	Residential	Consumer
	Business	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$4,000	$236,000	$164,000	$3,000	$1,000	$408,000
Provision for Loan Losses	-	(88,000)	47,000	1,000	40,000	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	-	-	-	-
Balance at End of Period	$4,000	$148,000	$211,000	$4,000	$41,000	$408,000

Ending Balance: Individually
Evaluated for Impairment	$-	$-	$20,000	$-	$-	$20,000

Ending Balance: Collectively
Evaluated for Impairment	$4,000	$148,000	$191,000	$4,000	$41,000	$388,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 4         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Credit Risk Profile by Risk Rating
		Commercial
	Commercial	and Multi-Family	Residential	Consumer
September 30, 2015 (Unaudited)	Business	Real Estate	Real Estate	and Other	Total
Risk Rating:
Unclassified	$1,787,000	$15,833,000	$30,385,000	$406,000	$48,411,000
Special Mention	-	-	110,000	-	110,000
Substandard	-	-	553,000	-	553,000
Total	$1,787,000	$15,833,000	$31,048,000	$406,000	$49,074,000

	Credit Risk Profile by Risk Rating
		Commercial		Commercial
	Commercial	and Multi-Family	Residential	and Multi-Family
December 31, 2014	Business	Real Estate	Real Estate	Real Estate	Total
Risk Rating:
Unclassified	$1,631,000	$15,993,000	$32,795,000	$429,000	$50,848,000
Special Mention	198,000	-	679,000	-	877,000
Substandard	51,000	-	705,000	3,000	759,000
Total	$1,880,000	$15,993,000	$34,179,000	$432,000	$52,484,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 4         loans and allowance for loan losses (continued)

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
		30-89	90 Days or	Total	Total
September, 30 2015 (Unaudited)	Current	Days Past Due	More Past Due	Nonaccrual	Loans
Commercial Business	$1,787,000	$-	$-	$-	$1,787,000
Commercial and Multi-Family Real Estate	15,821,000	12,000	-	-	15,833,000
Residential Real Estate	30,678,000	75,000	-	295,000	31,048,000
Consumer and Other	395,000	11,000	-	-	406,000
	$48,681,000	$98,000	$-	$295,000	$49,074,000

	Accruing Interest
		30-89	90 Days or	Total	Total
December 31, 2014	Current	Days Past Due	More Past Due	Nonaccrual	Loans
Commercial Business	$1,880,000	$-	$-	$-	$1,880,000
Commercial and Multi-Family Real Estate	15,942,000	-	-	51,000	15,993,000
Residential Real Estate	33,132,000	145,000	312,000	590,000	34,179,000
Consumer and Other	417,000	12,000	-	3,000	432,000
	$51,371,000	$157,000	$312,000	$644,000	$52,484,000

Interest income that would have been recorded for the nine months ended September 30, 2015 and 2014 had nonaccrual loans been current according to their original terms amounted to $17,000 and $37,000, respectively. Interest income recognized on nonaccrual loans during the nine months ended September 30, 2015 and 2014 amounted to $4,000 and $1,000, respectively.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 4         loans and allowance for loan losses (continued)

The following tables present information related to impaired loans:

	September 30, 2015 (Unaudited)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$386,000	$386,000	$-
Residential Real Estate	1,000	131,000	-
Total Loans With No Related Allowance Recorded	$387,000	$517,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$294,000	$307,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$386,000	$386,000	$-
Residential Real Estate	295,000	438,000	15,000
Total	$681,000	$824,000	$15,000

	September 30, 2014 (Unaudited)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$574,000	$615,000	$-
Residential Real Estate	287,000	418,000	-
Total Loans With No Related Allowance Recorded	$861,000	$1,033,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$380,000	$380,000	$20,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$574,000	$615,000	$-
Residential Real Estate	667,000	798,000	20,000
Total	$1,241,000	$1,413,000	$20,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

	September 30, 2015 (Unaudited)
	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$389,000	$3,000	$389,000	$9,000
Residential Real Estate	4,000	1,000	4,000	4,000
Total Loans With No Related Allowance Recorded	$393,000	$4,000	$393,000	$13,000

Loans With an Allowance Recorded:
Residential Real Estate	$306,000	$-	$303,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$389,000	$3,000	$389,000	$9,000
Residential Real Estate	310,000	1,000	307,000	4,000
Total	$699,000	$4,000	$696,000	$13,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 4         loans and allowance for loan losses (continued)

For the nine months ended September 30, 2014, the Association had an average recorded investment of impaired loans of $1,251,000, which was comprised of $667,000 of residential real estate loans and $584,000 of commercial and multi-family real estate loans. The Association recognized $1,000 of interest income on impaired loans, all of which was related to residential real estate loans.

The Association does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

There were no loans modified in TDRs for the nine months ended September 30, 2015 and 2014.

Note 5         foreclosed assets

Activity in foreclosed assets is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)
Balance Beginning of Period	$243,000	$243,000
Additions	365,000	-
Sales	-	-
Loss on Sales	-	-
Balance at End of Period	$608,000	$243,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 6         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Association has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Association’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Association uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Commitments to Extend Credit	$4,273,000	$2,589,000
Standby Letters of Credit	15,000	15,000
	$4,288,000	$2,604,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Association to guarantee the performance of a customer to a third party. Standby letters-of-credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Association’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Association was not required to perform on any financial guarantees and did not incur any losses on its commitments.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 7         REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of September 30, 2015, the most recent notification from the banking regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Association’s category.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 7         REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios set forth in the following table. Management believes, as of September 30, 2015, that the Association met all its capital adequacy requirements.

The Association’s capital amounts and ratios are presented in the following table.

			Minimum Capital		Minimum to be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015 (Unaudited)
Total Capital to Risk Weighted Assets	$13,807,000	39.2%	$2,818,000	8.0%	$3,522,000	10.0%

Tier I Capital to Risk Weighted Assets	13,546,000	38.5%	2,113,000	6.0%	2,818,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	13,546,000	38.5%	1,585,000	4.5%	2,289,000	6.5%

Tier I Capital to Average Assets	13,546,000	21.8%	2,488,000	4.0%	3,110,000	5.0%

December 31, 2014
Total Capital to Risk Weighted Assets	$13,863,000	34.7%	$3,199,000	8.0%	$3,998,000	10.0%

Tier I Capital to Risk Weighted Assets	13,571,000	33.9%	1,599,000	4.0%	2,399,000	6.0%

Tier I Capital to Average Assets	13,571,000	21.2%	2,558,000	4.0%	3,198,000	5.0%

The Basel III Capital Rules, which became effective January 1, 2015, revised the prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 risk-based ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 risk-based ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 risk-based capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 risk-based capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk based capital requirement for any prompt corrective action category.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 8         FAIR VALUE MEASUREMENTS

The Association categorizes its assets and liabilities measured at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities valued at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

Subsequent to initial recognition, the Association may remeasure the carrying value of assets and liabilities measured on a nonrecurring basis to fair value. Adjustments to fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Association adopted the policy to value certain financial instruments at fair value. The Association has not elected to measure any existing financial instruments at fair value; however, it may elect to measure newly acquired financial instruments at fair value in the future.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

note 8         FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Basis

The Association uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2015 (Unaudited)
Securities Available-for-Sale
Muncipal Obligation	$-	$410,000	$-	$410,000
Federal Home Loan Mortgage Corp. Stock	32,000	-	-	32,000
Total	$32,000	$410,000	$-	$442,000

December 31, 2014
Securities Available-for-Sale
Federal Home Loan Mortgage Corp. Stock	$31,000	$-	$-	$31,000

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

When available, the Association uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Association’s securities for which quoted prices are not available for identical securities in an active market, the Association determines fair value utilizing vendors who apply matrix pricing for similar bonds for which no price is observable or may compile prices from various sources; such items are classified in Level 2 of the fair value hierarchy.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 8         FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis (Continued)

Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the nine month period ended September 30, 2015 and the year ended December 31, 2014 consisted of the following:

				Impairment
	Level 1	Level 2	Level 3	Losses
September 30, 2015 (Unaudited)
Impaired Loans	$-	$-	$279,000	$15,000

December 31, 2014
Impaired Loans	$-	$-	$265,000	$104,000

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of September 30, 2015 and December 31, 2014:

	Valuation	Unobservable	Range
	Techniques	Inputs	(Average)
Impaired Loans	Evaluation of Collateral	Estimation of Value	NM*

*	Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific allowance. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment, and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral and potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 8         FAIR VALUE MEASUREMENTS (CONTINUED)

Impaired Loans (Continued)

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

NOTE 9         fair value OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the statements of financial condition. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Association.

The following disclosures represent financial instruments in which the ending balances at September 30, 2015 and December 31, 2014 are not carried at fair value in their entirety on the statements of financial condition.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the statements of financial condition approximate those assets’ and liabilities’ fair values. Accrued interest is primarily accrued interest from loans.

Certificates of Deposit in Other Financial Institutions

Fair values of certificates of deposit in other financial institutions are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 9         fair value OF FINANCIAL INSTRUMENTS (Continued)

FHLB Stock, at Cost

The carrying amount of FHLB stock approximates its fair value based on the redemption provisions of the FHLB.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits

The fair values of demand deposits are, by definition, equal to the amount payable on demand at the balance sheet date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Off-Balance-Sheet Credit-Related Instruments

Off-Balance-Sheet Credit Related Instrument commitments are generally of a short-term nature. The contract amount of such commitments approximates their fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Association’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$7,950,000	7,950,000	$7,902,000	$7,902,000	1
Certificates of Deposit in Other Financial Institutions	2,480,000	2,511,000	2,480,000	2,519,000	2
FHLB Stock	77,000	77,000	78,000	78,000	2
Loans, net	48,793,000	49,164,000	52,184,000	52,031,000	3
Accrued Interest Receivable	120,000	120,000	122,000	122,000	2

Financial Liabilities:
Deposits	48,051,000	48,342,000	50,282,000	50,624,000	3
Accrued Interest Payable	6,000	6,000	1,000	1,000	2

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION of rolla

NOTES TO FINANCIAL STATEMENTS

NOTE 10     SUBSEQUENT EVENT - CONVERSION

On August 4, 2015, the Board of Directors of the Association adopted a Plan of Conversion, which was amended on September 8, 2015 and October 20, 2015, under which the Association would convert from a federally chartered mutual savings association into a federally chartered stock savings association and will operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company (the “Holding Company”). The Plan of Conversion was approved by the applicable regulatory agencies and also by the members of the Association at a special meeting of such members. The Plan of Conversion also included the filing of a registration statement with the U.S. Securities and Exchange Commission.

Pursuant to the Plan, the Holding Company will determine the total offering value and number of shares of common stock based upon a valuation by an independent appraiser. The stock will be priced at $10.00 per share. The Holding Company’s Board of Directors also adopted an employee stock ownership plan which will subscribe for up to 8% of the common stock sold in the offering.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At September 30, 2015 (unaudited), there were deferred conversion costs of $471,000. At December 31, 2014 the Association had not incurred any conversion costs.

As part of the Plan of Conversion, the Holding Company established a charitable foundation (the “Foundation”). The Foundation will be funded with $100,000 in cash and a number of shares of Holding Company common stock equal to 4% of the shares sold in the offering.

In connection with the Plan of Conversion and stock offering, the Association intends to enter into an employment agreement with the President and Chief Executive Officer that contains change in control provisions and intends to enter into change in control agreements with another executive officer of the Association.

At the completion of the conversion to stock form, the Association will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who maintain deposit accounts in the Association subsequent to conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and equity unchanged as a result.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included in this report and in future filings by Central Federal Bancshares with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this prospectus. Forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to implement our strategic plans;

•	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in our compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

You should not rely upon forward-looking statements that we make in this report and in other public statements we make as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

Central Federal Bancshares, a Missouri corporation, was incorporated in 2015 to become the holding company for Central Federal Savings and Loan Association of Rolla (“Central Federal”) upon completion of the conversion of Central Federal from the mutual to the stock form of organization. (In this report, in certain instances where appropriate, the terms “we,” “us” and “our” refer to Central Federal Bancshares and/or Central Federal, as indicated by context.) Before the completion of the conversion, Central Federal Bancshares has not engaged in any significant activities other than organizational activities. Following completion of the conversion, Central Federal Bancshares’ business activity will be the ownership of the outstanding capital stock of Central Federal. Central Federal Bancshares will not own or lease any property but will instead use the premises, equipment and other property of Central Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement that Central Federal Bancshares and Central Federal will enter into upon completion of the conversion. The expense allocation agreement generally provides that Central Federal Bancshares will pay to Central Federal, on a quarterly basis, fees for its use of Central Federal’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of Central Federal Bancshares and Central Federal. Such fees shall not be less than the fair market value received for such goods or services. In addition, Central Federal Bancshares and Central Federal will also enter into a tax allocation agreement upon completion of the conversion as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that Central Federal Bancshares will file consolidated federal tax income returns with Central Federal and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by Central Federal to Central Federal Bancshares for tax liabilities attributable to Central Federal and its subsidiaries. In the future, Central Federal Bancshares may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and non-owner occupied one- to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We currently operate out of our office in Rolla, Missouri. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

We will continue to explore ways to service our customers and their needs in order to be a full service banking institution. The results of our operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on interest-earning assets, primarily loans, and interest we pay on interest-bearing liabilities, consisting of deposits. The interest income we generate is based on the origination of commercial, mortgage and consumer loans. Our primary source of funding is deposits. The largest expenses we incur are associated with salaries and related employee benefits. Our contribution to the foundation upon completion of the offering will be an additional operating expense that will reduce net income during the quarter in which the contribution to the foundation is funded. The expense resulting from the contribution to the foundation will not be a recurring expense.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and valuation of foreclosed assets.

Allowance for Loan Losses. The allowance for loan losses is an estimate made by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when Central Federal determines the loan balance, or portion therefore, to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance. Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other qualitative factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. Central Federal is subject to periodic examination by its primary regulator, which may require additions to the allowance based on judgments regarding loan portfolio information available at the time of its examination. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance are the responsibility of Central Federal management.

Foreclosed Assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in Central Federal’s financial statements.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Balance Sheet Analysis as of September 30, 2015 and December 31, 2014

Total Assets. At September 30, 2015, total assets were $61.8 million, a decrease of $2.2 million, or 3.4%, from total assets of $64.0 million at December 31, 2014. The decrease in assets for the nine months ended September 30, 2015 was due mainly to a $3.4 million, or 6.5%, decrease in net loans. Net loans decreased because of repayments in excess of loan originations due primarily to increased interest rate competition by lenders in our market area.

This change was partially offset by a $411,000, or 1,325.8%, increase in securities available-for-sale as we had excess liquidity as a result of the reduction in loans, $365,000, or 150.2%, increase in foreclosed assets as a result of continued collection efforts on nonperforming loans, and a $478,000, or 885.2%, increase in other assets as a result of capitalization of conversion costs, primarily professional fees, directly attributable to the registration and offering process.

Loans. The largest portion of our loan portfolio is residential real estate loans, which totaled $31.0 million, or 63.3% of the total loan portfolio at September 30, 2015 compared to $34.2 million, or 65.1%, of the total loan portfolio at December 31, 2014. Residential real estate loans decreased by $3.2 million, or 9.2%, during the nine months ended September 30, 2015, due primarily to weak loan demand and competitive interest rates in our market area.

Commercial and multi-family real estate loans totaled $15.8 million and represented 32.3% of total loans at September 30, 2015, compared to $16.0 million, or 30.5% of total loans, at December 31, 2014. The decrease in commercial and multi-family real estate loans between both periods was primarily due to repayments of loans, offset by minimal originations. The market area served by Central Federal is very competitive and interest rate sensitive. Commercial and multi-family real estate loans generally consist of loans secured by non-owner occupied multi-family residential real estate, retail stores and other commercial real estate.

Commercial business loans totaled $1.8 million, and represented 3.6% of total loans, at September 30, 2015, compared to $1.9 million, or 3.6% of total loans at December 31, 2014.

Consumer and other loans totaled $406,000 and $432,000 at September 30, 2015 and December 31, 2014, respectively, and represented 0.8% of total loans as of both periods ended.

Allowance for Loan Loss. The allowance for loan losses (allowance) is an estimate of loan losses inherent in Central Federals loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when the Association determines the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The general component of the loan loss allowance covers non-impaired loans and is based on historical losses adjusted for current qualitative factors. The historical loss component is determined by portfolio segment and is based on the actual loss history experienced by Central Federal over the most recent three years. This is adjusted for qualitative factors based on the risks present for each portfolio segment. The specific component includes allowances for loans that are considered impaired when, based on current information and events, it is probable that Central Federal will be unable to collect the scheduled payments and principal or interest under the contractual terms of the loan agreement. Allowances other than general and specific allocations are included in the unallocated portion of the loan loss allowance. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating the general allowance.

At September 30, 2015, our allowance for loan losses of $261,000 was 0.5% of total loans and 88.5% of nonperforming loans. At December 31, 2014, our allowance for loan losses of $279,000 was also 0.5% of total loans and 29.2% of nonperforming loans. At September 30, 2014, our allowance for loan losses of $408,000 was 0.8% of total loans and 35.1% of nonperforming loans. For the three months ended September 30, 2015, the allowance decreased by $17,000 to $261,000 as compared to no change during the same period in 2014. The decrease for the three months ended September 30, 2015 was due to $17,000 in charge-offs offset with no recoveries. The allowance for loan losses as a percentage of total loans as of September 30, 2015 decreased by 0.24% to 0.53% compared to 0.77% as of September 30, 2014.

At September 30, 2015 and at December 31, 2014, the category of loans with the largest allowance in the portfolio was residential real estate loans, which at $180,000 and $193,000, respectively, comprised approximately 69.0% and 69.2%, respectively, of the total allowance at those dates.

Although we believe that we use the best available information to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. At least quarterly, our board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.

Furthermore, while we believe we have established our allowance for loan losses in accordance with generally accepted accounting principles and have taken into account the views of regulators and the current economic environment, the can be no assurance that in the future Central Federal’s regulators or the economic environment will not require further increases in the allowance. Any material increases in the allowance for loan losses may adversely affect our financial condition and results of operation.

Delinquent and Non-Accrual Loans and Troubled Debt Restructurings. As of September 30, 2015 there were four loans, totaling $98,000, that were delinquent between 30-89 days. As of December 31, 2014, there were five loans, totaling $208,000, that were delinquent for 30-89 days. There was a decrease in loans delinquent for 90 days or more from seven loans totaling $776,000 as of December 31, 2014 to no loans as of September 30, 2015, reflecting our continued collection efforts on nonperforming loans including foreclosure of one property.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged off no later than 180 days past due. As of September 30, 2015, we had two loans on non-accrual status totalling $295,000, a decrease from the six loans on non-accrual status, totaling $644,000, as of December 31, 2014.

Total non-performing loans decreased by $661,000, from $956,000 at December 31, 2014 to $295,000 at September 30, 2015, due primarily to a $295,000 decrease in non-accruing residential real estate loans and one residential real estate loan, in the amount of $312,000, being removed from loans accruing 90 days or more past due. Real estate owned has increased from one property, recorded at $243,000, at December 31, 2014 to three properties totalling $608,000 at September 30, 2015.

Under certain circumstances, we will provide borrowers relief through loan restructuring. A restructuring of debt constitutes a troubled debt restructuring (TDR) if we, for economic or legal reasons related to the borrower’s financial situation, grant a concession to the borrower that we would not otherwise have considered. Loans that are reported as TDRs are considered impaired and measured for impairment. Depending on the individual facts and circumstances of the borrower, restructuring loans can involve loans remaining in full nonaccrual, moving to nonaccrual or continuing on accrual status.

There was one loan that was considered a TDR as of September 30, 2015 and December 31, 2014 with a balance of $386,000 and $391,000, respectively, as of those dates.

Foreclosed assets were $608,000 at September 30, 2015, consisting of three properties compared to a single foreclosed asset, of $243,000, at December 31, 2014. Two residential real estate loans were transferred to foreclosed assets, and there were no sales of foreclosed assets, during the nine months ended September 30, 2015.

Investment Portfolio. We have legal authority to invest in various types of liquid assets including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Des Moines, we also are required to maintain an investment in the stock of that institution.

We held $2.5 million of certificates of deposit as investments in other financial institutions at September 30, 2015 and December 31, 2014. The balance has not changed during the nine-month period as there have been no additional investments or maturities in certificates of deposit. We plan to hold these investments until maturity. At September 30, 2015, our securities available-for-sale consisted of one municipal bond backed by a local school district with a fair value of $410,000 and Federal Home Loan Mortgage Corporation common stock with a fair value of $32,000 for a total of $442,000, as compared to the December 31, 2014 available-for-sale security portfolio with a fair value of $31,000. The municipal bond was purchased during the three months ended September 30, 2015.

Deposits. Deposits have traditionally been our primary source of funds for use in lending and investment activities. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Total deposits decreased by $2.2 million, or 4.4%, from $50.3 million, or 78.6% of total assets, at December 31, 2014 to $48.1 million, or 77.7% of total assets, at September 30, 2015. Balances in noninterest-bearing deposits decreased by $126,000, or 4.8%, from $2.6 million at December 31, 2014 to $2.5 million at September 30, 2015. Interest-bearing deposits decreased by $2.1 million, or 4.4%, to $45.5 million at September 30, 2015 compared to $47.6 million at December 31, 2014. Certificates of deposit make up the majority of the deposit balance accounting for $23.0 million, or 47.9%, and $25.1 million, or 49.9%, as of September 30, 2015 and December 31, 2014, respectively. Central Federal reduced the interest rates it paid on certificates of deposit as part of its strategy to manage interest expense. The decrease in certificates of deposit from December 31, 2014 to September 30, 2015 accounted for $2.1 million, or 91.8%, of the decrease in total deposits.

Equity. Equity increased by $72,000, or 0.5%, to $13.7 million at September 30, 2015 from $13.6 million at December 31, 2014 primarily as the result of net income of $71,000 for the nine months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Overview. We had net income of $71,000 for the nine months ended September 30, 2015 as compared to net income of $76,000 for the nine months ended September 30, 2014. The $5,000, or 6.6%, decrease in net income between the periods was primarily a result of net interest income decreasing $25,000 and noninterest expense increasing $37,000, substantially offset by a $60,000 provision for loan loss in 2014 and no provision for 2015.

Net Interest Income. Net interest income decreased by $25,000, or 1.7%, to $1.4 million for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014. Although interest income on loans decreased by $53,000 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, interest expense decreased by $22,000 during that same period. In addition, securities and other interest income increased by $6,000. Securities and other interest income consists primarily of interest on bank accounts, certificates of deposit and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and FHLB stock.

The decrease in interest income on loans is a result of a $2.8 million decrease in the average balance of loans from $53.0 million for the nine months ended September 30, 2014 to $50.2 million for the nine months ended September 30, 2015.

The decrease in interest expense on deposits was due to a $1.3 million decrease in the average balance of deposits from $47.8 million for the nine months ended September 30, 2014, to $46.5 million for the nine months ended September 30, 2015.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balances and Yields

	Nine months ended September 30,
	2015			2014
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost (4)	Balance	Dividends	Yield/Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of unearned fees	$50,203	$1,750	4.65%	$53,018	$1,803	4.53%
Other interest bearing assets	10,508	47	0.60%	9,665	41	0.57%
Total interest-earning assets	60,711	1,797	3.95%	62,683	1,844	3.92%
Non-interest-earning assets	2,661			2,361
Allowance for loan losses	(298)			(389)
Total assets	$63,074			$64,655

Interest-bearing liabilities:
Certificate of deposits	23,957	263	1.46%	27,242	297	1.45%
Savings	3,688	8	0.29%	3,499	8	0.30%
Money Market	9,529	38	0.53%	10,001	39	0.52%
Interest-bearing DDA	9,308	41	0.59%	7,049	28	0.53%
Total interest-bearing deposits	46,482	350	1.00%	47,791	372	1.04%
Non-interest-bearing deposits	2,826			3,236
Other non-interest-bearing liabilities	80			94
Total Liabilities	49,388			51,121
Total equity	13,686			13,534
Total liabilities and equity	$63,074			$64,655

Net interest income		$1,447			$1,472
Net interest rate spread (1)			2.95%			2.88%
Net interest-earning assets (2)	$14,229			$14,892
Net interest margin (3)(4)		3.18%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.6%			131.2%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

Provision for Loan Losses. We maintain an allowance for loan losses at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Such loans carry a higher degree of credit risk than our historical single-family lending.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no provision for loan losses for the nine months ended September 30, 2015, compared to a provision of $60,000 for the nine months ended September 30, 2014. Net loan charge-offs amounted to $18,000 during the nine months ended September 30, 2015, compared to $3,000 during the nine months ended September 30, 2014.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change the allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Further, the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, Central Federal’s primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs, based on judgments regarding loan portfolio information available at the time of the examination. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income remained relatively stable decreasing a modest $3,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This was primarily a result of other income decreasing by $2,000 in addition to customer service fees decreasing by $1,000.

Noninterest Expense. Total noninterest expense increased by $37,000, or 2.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase primarily was attributable to a $39,000, or 88.6%, increase in legal and professional services expense.

Income Tax Expense. We had an income tax expense of $45,000 during the nine months ended September 30, 2015 and 2014.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview. We had a net loss of $10,000 for the three months ended September 30, 2015 as compared to net income of $38,000 for the three months ended September 30, 2014. The $48,000, or 126.3%, decrease in net income between the periods was primarily a result of a decrease in net interest income of $31,000 and an increase of noninterest expense of $39,000, both were partially offset by a decrease in income tax expense of $20,000.

Net Interest Income. Net interest income decreased by $31,000, or 6.3%, to $461,000 for the three months ended September 30, 2015 compared to $492,000 for the three months ended September 30, 2014. Interest income on loans decreased by $40,000 from $598,000 for the three months ended September 30, 2014, to $558,000 for the three months ended September 30, 2015. The decrease in interest income on loans is due to a $3.6 million, or 6.8%, decrease in the average balance of net loans from $52.8 million for the three months ended September 30, 2014 to $49.2 million for the three months ended September 30, 2015.

The decrease in interest income on loans was offset by an $8,000, or 6.6%, decrease in interest expense on deposits from $122,000 for the three months ended September 30, 2014 to $114,000 for the three months ended September 30, 2015. The decrease was due to a $1.3 million decrease in the average balance of deposits from $46.6 million to $45.3 million for the nine months ended September 30, 2014 and 2015, respectively.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balances and Yields

	Three months ended September 30,
	2015			2014
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost (4)	Balance	Dividends	Yield/Cost (4)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of unearned fees	$49,160	$558	4.54%	$52,729	$598	4.54%
Other interest bearing assets	10,573	17	0.64%	9,710	16	0.66%
Total interest-earning assets	59,733	575	3.85%	62,439	614	3.93%
Non-interest-earning assets	2,728			2,369
Allowance for loan losses	(266)			(408)
Total assets	$62,195			$64,400

Interest-bearing liabilities:
Certificate of deposits	23,187	85	1.47%	26,436	98	1.48%
Savings	3,663	3	0.33%	3,588	2	0.22%
Money Market	9,111	12	0.53%	9,544	12	0.50%
Interest-bearing DDA	9,376	14	0.60%	7,046	10	0.57%
Total interest-bearing deposits	45,337	114	1.01%	46,614	122	1.05%
Non-interest-bearing deposits	3,084			4,098
Other non-interest-bearing liabilities	86			133
Total Liabilities	48,507			50,845
Total equity	13,688			13,555
Total liabilities and equity	$62,195			$64,400

Net interest income		$461			$492
Net interest rate spread (1)			2.84%			2.88%
Net interest-earning assets (2)	$14,396			$15,825
Net interest margin (3)(4)		3.09%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.8%			133.9%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2015, and for the three months ended September 30, 2014. Net charge-offs were $17,000 and $-0-, for the three months ended September 30, 2015 and 2014, respectively.

Noninterest Income. Noninterest income increased by $2,000 to $17,000 for the three months ended September 30, 2015 from $15,000 for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased by $39,000 to $487,000 for the three months ended September 30, 2015 from $448,000 for the three months ended September 30, 2014. This was primarily a result of legal and professional service expenses increasing by $42,000, or 280.0%.

Income Tax Expense. For the three months ended September 30, 2015 and 2014, we had an income tax expense of $1,000 and $21,000, respectively. The decrease in income tax expense reflects the change in income (loss) before income taxes in 2015, compared to 2014.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposits, funds from scheduled loan payments, loan prepayments, and income on earning assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our most liquid assets are cash and cash equivalents, certificates of deposit in other financial institutions, and securities available for sale. At September 30, 2015, cash and cash equivalents totaled $8.0 million. Certificates of deposit in other financial institutions and securities available-for-sale totaled $2.5 million and $442,000, respectively, at September 30, 2015.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $327,000 for the nine months ended September 30, 2015, and net cash provided by operating activities was $299,000, and $250,000 for the year ended December 31, 2014, and the nine months ended September 30, 2014, respectively. Net cash provided by investing activities, which consists primarily of activity in loans, were $2.6 million, $1.2 million and $1.1 million for the nine months ended September 30, 2015, the year ended December 31, 2014, and the nine months ended September 30, 2014, respectively. Net cash used in financing activities, consisting of activity in deposit accounts, were $2.2 million and $893,000 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Net cash provided by financing activities was $233,000 for the nine months ended September 30, 2014.

Certificates of deposit maturing over the next 12 months totaled $12.0 million, or 51.9% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with us, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. Federal Home Loan Bank borrowings, Federal Reserve borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements, with a Tier 1 capital to adjusted total assets ratio of 21.8%, a Tier 1 capital to risk-weighted assets ratio of 38.5%, a total risk-based capital to risk-weighted assets ratio of 39.2% and a common equity Tier 1 capital to risk-weighted assets ratio of 38.5%, and were considered “well capitalized” under regulatory guidelines. Please refer to Note 7 to the accompanying Notes to Financial Statements.

Off-Balance Sheet Arrangements.

In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $4.3 million in unfunded commitments under lines of credit and $15,000 in standby letters of credit as of September 30, 2015. The amount of standby letters of credit was the same as of December 31, 2014. However the unfunded commitments under lines of credit were $2.6 million as of December 31, 2014.

Commitments to extend credit are agreements to lend a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Central Federal evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Central Federal upon extension of credit, is based on management credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial property.

Standby letters of credit are conditional commitments issued by Central Federal to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Central Federal’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the Registrant’s disclosures controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Registrant is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Registrant’s management believes that such routine legal proceedings, in the aggregate, are immaterial to its financial condition and results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32	Section 906 Certification

101	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Financial Condition, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Income (Loss,) (iv) the Statements of Changes In Equity, (v) the Statements of Cash Flows, and (vi) the Notes to the Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: December 28, 2015	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
Chief Financial Officer

