Form 10-K
period 2015-12-31
Central Federal Bancshares, Inc
filed 2016-03-30
CIK 1651987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
or
☐
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________
Commission file number 000-55553
Central Federal Bancshares, Inc.
(Exact name of registrant as specified in its charter)
Missouri	47-4884908
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)
210 West 10th Street, Rolla, Missouri	65401
(Address of Principal Executive Offices)	Zip Code
Registrant’s telephone number, including area code: (573) 364-1024
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $-0-. The first date of trading in the common stock of the registrant was January 13, 2016.
The number of shares outstanding of the registrant’s common stock as of March 11, 2016 was 1,788,020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant’s Proxy Statement filed for its 2016 Annual Meeting of Shareholders (Part III)

EXHIBITS INDEX
i

PART I
Item 1.
Business

General
Central Federal Bancshares, Inc., a Missouri corporation (“Central Federal Bancshares” or the “Company”), was incorporated in 2015 to be the holding company for Central Federal Savings and Loan Association of Rolla, Rolla, Missouri (“Central Federal”), upon completion of the conversion of Central Federal from the mutual to the stock form of organization. (In certain instances where appropriate, the terms “we,” “us” and “our” refer to Central Federal Bancshares and/or Central Federal, as indicated by context.) On January 12, 2016, the mutual to stock conversion was completed and Central Federal became the wholly owned subsidiary of the Company. Also on that date, the Company issued 1,719,250 shares of its common stock at a price of  $10.00 per share, including the sale of 143,042 shares to the employee stock ownership plan in the stock offering, and it contributed 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation.
The Company’s primary business activity is the ownership of the outstanding capital stock of Central Federal. The Company will not own or lease any property but will instead use the premises, equipment and other property of Central Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement that Central Federal Bancshares and Central Federal have entered into. The expense allocation agreement generally provides that Central Federal Bancshares will pay to Central Federal, on a quarterly basis, fees for its use of Central Federal’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of Central Federal Bancshares and Central Federal. In addition, the Company and Central Federal have also entered into a tax allocation agreement as a result of their status as members of an affiliated group for purposes of the Internal Revenue Code. The tax allocation agreement generally provides that Central Federal Bancshares will file consolidated federal income tax returns with Central Federal and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by Central Federal to Central Federal Bancshares for tax liabilities attributable to Central Federal and its subsidiaries.
Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and nonowner-occupied one- to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We currently operate out of our office in Rolla, Missouri. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. At December 31, 2015, which was prior to the completion of the conversion and related stock offering, Central Federal had total assets of $80.9 million, total deposits of  $66.6 million and total equity of  $13.7 million.
Market Area
We are headquartered, and maintain our sole office, in Rolla, Missouri, and we consider our primary deposit and lending market to be Phelps County, Missouri. Rolla is located along Interstate 44 in south-central Missouri, less than 100 miles from major Missouri population centers of St. Louis, Jefferson City, Columbia and Springfield. With a population of approximately 19,926, according to U.S. Census Bureau estimates, Rolla is the largest city, and center of government, of Phelps County, which has a population of approximately 44,847, also according to U.S. Census Bureau estimates. Rolla is home to Missouri University of Science and Technology, a public, leading technological research university within Missouri that has an enrollment as of Fall 2015 of approximately 8,886 students and faculty and staff  (both full- and part time) of approximately 1,485. Other major employers in Rolla and Phelps County include Phelps County Regional Medical Center and other health care service providers, as well as Walmart Stores,

Inc. (including a regional distribution center in St. James, Missouri) and various agencies of the federal and state governments.
Demographic and economic growth data provide additional information regarding our market area. According to U.S. Census Bureau estimates, Rolla experienced population growth of 1.9% between 2010 and 2014, while the population of Phelps County declined by approximately 0.7% during the same period (which is the most recent period for which U.S. Census Bureau data is available for both areas). For comparison, during the same period, the population growth rate for the State of Missouri was estimated at 1.2% and the national growth rate was estimated at 3.3%.
Compared to the State of Missouri and national levels, Phelps County and Rolla generally report lower income levels. Median household income for 2014 (in 2014 dollars) was $41,942 for Phelps County and $32,478 for Rolla, compared to $47,764 for Missouri and $53,482 for the United States as a whole. Per capita incomes for 2014 (also in 2014 dollars) for Phelps County and Rolla were $20,900 and $17,876, respectively, compared to $26,006 and $28,555 for Missouri and the United States, respectively. The unemployment rates for Missouri and Phelps County were 4.4% and 4.0%, respectively, in December 2015 (compared to 5.8% and 6.0%, respectively, as of May 2015), below the national unemployment rate of 5.0% and 5.5% at each of December and May 2015, according to the U.S. Bureau of Labor Statistics. Over the past several years, the unemployment rate for Phelps County has been declining as the state and national unemployment rates have declined, with the highest level of unemployment in Phelps County (9.2%) occurring in February 2010, approximately the same time that national unemployment rates were peaking.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.
Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.
We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.
Lending Activities
General.   Lending is our principal business activity, and our loan portfolio constitutes the largest portion of our assets and is the predominant source of our interest income. Management believes that Central Federal has a history of loans to credit-worthy individuals secured by their personal residences. The largest segment of our loan portfolio is real estate loans, consisting primarily of residential real estate loans (including one- to four-family and home equity loans), and, to a lesser extent, commercial and multi-family real estate loans, commercial business loans, and consumer loans. We are a portfolio lender and retain in our portfolio substantially all loans we originate.
The following is a description of the loans we offer and our lending policies. Virtually all of our secured loans, including in particular our one- to four-family residential real estate loans, are secured by properties located in our primary lending area, which we define as Phelps County, Missouri. Any exception to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully with our lending policies.
Residential Real Estate Loans.   At December 31, 2015, we had $31.7 million in residential real estate loans, which represented 63.2% of our total loan portfolio, comprised of owner-occupied one- to four-family loans, nonowner-occupied one- to four-family loans, one- to four-family construction loans, home equity lines of credit and other junior lien loans, and land loans. The following table provides more information about our residential real estate loan portfolio at December 31, 2015 and December 31, 2014:
	December 31, 2015		December 31, 2014
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Owner-occupied one- to four-family	$17,909	35.7%	$18,786	35.8%
Nonowner-occupied one- to four-family	10,177	20.3	11,759	22.4
Construction, one- to four-family	1,234	2.4	718	1.3
Home equity line of credit and junior liens	1,504	3.0	1,771	3.4
Land	881	1.8	1,145	2.2
	$31,705	63.2%	$34,179	65.1%

Our origination of residential real estate loans enables borrowers to purchase or refinance existing one- to four-family residences, virtually all of which are located in our primary market area.
We offer adjustable-rate and fixed-rate residential real estate loans with terms of up to 30 years. Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines, although we believe our underwriting guidelines are substantially similar. We generally do not originate or fund fixed-rate mortgage loans to hold in our loan portfolio at the present time; however, we have previously made long-term fixed-rate loans as part of our lending program and we expect to originate and fund fixed-rate loans for retention in our portfolio as part of our operating strategy to increase our loan portfolio. Approximately $14.0 million of such loans remain in our portfolio as of December 31, 2015. To the extent we currently participate in the origination of long-term fixed-rate residential real estate loans, we do so under the terms of arrangements we have entered into with another financial institution. Under this arrangement, we assist in the completion of a loan application and obtain certain financial information about the applicant on behalf of the originating institution, which then underwrites the loan pursuant to its own lending policies, and, if it approves the loan, funds the loan directly. We receive a fee for our services. Currently, we do not offer loans insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs, although these types of loans may be obtained by our customers through the loan arrangements described above. We determine the loan fees, interest rates and other provisions of the mortgage loans we originate, fund and hold in our portfolio based on our own pricing criteria and competitive market conditions.
While residential real estate loans are generally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential real estate loans with negative amortization, and we do not make interest only residential real estate loans.
Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
We require an escrow for funds to pay property insurance and real estate taxes for the owner-occupied home mortgage loans we make, and loans with loan-to-value ratios in excess of 90% require private mortgage insurance. We have observed a significant demand for residential real property used for investment or income purposes, which demand arises primarily from a high demand for off-campus housing for students attending the Missouri University of Science and Technology. We underwrite and price one- to four-family residential real estate loans that are nonowner-occupied as commercial loans; such loans are subject to a maximum loan-to-value ratio of 80% and are offered at fixed rates and with a term of one, three or five years and with payments based on a 25-year amortization.
Under our loan policy, which has been approved by our board, we require all properties securing mortgage loans to be appraised by a licensed, independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all residential loans located in flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans.
We also originate loans for the construction of one- to four-family homes. At December 31, 2015, one- to four-family construction loans were $1.2 million. Our construction loans generally provide for interest only payments during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction, based on the appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent, licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan. Finally, we also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences, and we offer land loans under the same general terms as nonowner-occupied one- to four-family homes described above (fixed interest rates and one, three or five year maturities, with payments amortized based on a 25-year schedule). We limit the loan-to-value ratio to a maximum of 65%.
We make home equity lines of credit and, on occasion, other junior lien loans. Home equity lines of credit are made for terms of up to 20 years at adjustable rates, with the amount of the home equity line, when combined with the amount outstanding under any first mortgage, limited to an 80% loan to value ratio. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal. Our home equity lines of credit are secured by residential real estate but we do not necessarily also maintain the first mortgage on the real estate. As of December 31, 2015, we had $1.5 million of home equity and other junior lien loans.
Commercial and Multi-Family Real Estate Loans.   At December 31, 2015, we had $16.1 million in commercial and multi-family real estate loans, which represented 32.1% of our total loan portfolio, comprised of loans and lines of credit secured by commercial real estate, including multi-family residential real estate and owner-occupied commercial property. The following table provides more information about our commercial and multi-family real estate loan portfolio at December 31, 2015 and December 31, 2014:
	December 31, 2015		December 31, 2014
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Multi-Family	$8,762	17.4%	$9,634	18.4%
Multi-Family Line of Credit	—	—	35	0.1
Multi-Family Construction	777	1.6	—	—
Commercial Real Estate	5,675	11.3	5,587	10.6
Commercial Real Estate Lines of Credit	902	1.8	629	1.2
Commercial Real Estate Construction	—	—	108	0.2
	$16,116	32.1%	$15,993	30.5%

We offer loans secured by multi-family residential real property, including loans to finance the construction of multi-family residences, and also commercial real estate loans and lines of credit, including commercial real estate construction loans.
Multi-family residential real property loans are offered at fixed rates, with a one, three or five year maturity, with payments on a 25-year amortization schedule, and are subject to a loan-to-value ratio of 80% of the lesser of appraised value or the purchase price. We also offer multi-family residential construction loans and commercial construction loans with a maximum loan-to-value ratio of 80%. Finally, we offer commercial (non-residential) real estate loans with a maximum loan-to-value ratio of 80% of the lower of the appraised value or the purchase price of the property, with one, three or five year terms and payments on a 25-year amortization schedule. Commercial real estate lines of credit are available with a one year maturity.
We require all properties securing commercial mortgage loans to be appraised by a licensed, independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all commercial loans located in flood hazard areas. Almost all of our commercial real estate loans are collateralized by office buildings, mixed-use properties and owner-occupied, commercial real estate located in Phelps County, Missouri.
Commercial Business Loans.   We make a relatively limited amount of commercial business loans that are either secured by assets other than real property or that are not secured. As of December 31, 2015 and December 31, 2014, we had commercial business loans of  $2.0 million, or 3.9% of our total loan portfolio and $1.9 million, or 3.6%, of our total loan portfolio, respectively. For secured commercial loans and lines of credit, the interest rate and other terms are determined based upon the financial condition, including net worth, of the borrower as well as the type of collateral to secure the loan. Collateral for secured commercial business loans generally consists of the borrower’s accounts receivable, inventory and furniture, fixtures and equipment, although deposit accounts at Central Federal may also be pledged. We make unsecured commercial extensions of credit if the financial condition of the borrower is sufficient to support the loan; most of our unsecured commercial credits consist of lines of credit. We are currently evaluating supplementing our commercial business loan originations with some limited purchases of the guaranteed portion of Small Business Administration (SBA) loans, which are short term loans with fixed rates. We anticipate that commercial business loans may become a slightly larger component of our loan portfolio composition through originations supplemented with purchases of SBA loans.
Consumer and Other Loans.   Our consumer lending consists primarily of loans secured by used automobiles or other personal vehicles and, to a lesser extent, unsecured personal loans and loans secured by deposit accounts (share loans) at Central Federal. As of December 31, 2015 and December 31, 2014, we had consumer and other loans of  $418,000, or 0.8% of our total loan portfolio, and $432,000, or 0.8% of our total loan portfolio, respectively. The following table provides additional information relating to our consumer lending.
	December 31, 2015		December 31, 2014
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Personal Auto Loans	$271	0.5%	$227	0.4%
Personal Unsecured Loans	59	0.1	56	0.1
Share Loans	42	0.1	81	0.2
Overdraft	18	—	21	—
Other Secured Loans	28	0.1	47	0.1
	$418	0.8%	$432	0.8%

Loan Underwriting and Collections
Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Central Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by

“readily marketable collateral” or 30% for certain residential development loans). In November 2012, the Office of the Comptroller of the Currency approved Central Federal’s application to participate in the supplemental lending limits program (“SLLP”). Under the SLLP, Central Federal may extend credit for an additional 10% of their unimpaired capital and surplus for one- to four-family residential real estate and small business loans. The amount we can lend under this limit increased as a result of the completion of the offering in January 2016 and the contribution of 50% of the net offering proceeds to Central Federal. At December 31, 2015, our regulatory loans-to-one-borrower limit under the SLLP was $3.5 million. As of December 31, 2015, our three largest commercial real estate lending relationships consisted of multiple extensions of credit, each secured by real property, to a group of related borrowers with an aggregate principal balance of approximately $2.1 million; an extension of credit to one borrower, secured by multiple properties, of with an aggregate principal balance of approximately $1.9 million; and a loan secured by church property with an aggregate principal balance of approximately $1.8 million. At December 31, 2015, all of these loans were performing in accordance with their repayment terms.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of written applications submitted by the prospective borrowers and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers, as well as internal evaluations where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.
We have a loan committee comprised of our president, all loan officers (including our executive vice president — lending) and loan administration personnel. Minutes of the meetings of the loan committee are provided to our board on a monthly basis. Our executive vice president–lending and our three lending officers each has the authority to approve extensions of credit in amounts that, when aggregated with all other extensions of credit to the same or related borrowers, do not exceed $500,000. Our loan committee may approve loans in amounts that, when aggregated with all other extensions of credit to the same or related borrowers, do not exceed $750,000; all other loans must be approved by our board of directors.
Commercial and Multi-Family Real Estate, Nonowner-Occupied Residential Real Estate and Commercial Business Loans.   We consider a number of factors in originating commercial real estate loans, including multi-family real estate and nonowner-occupied, one- to four-family residential real estate loans, as well as other commercial business loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of property securing the loan. Under our lending policy, positive cash flow is a requirement for all commercial loans, and we generally require a borrower, irrespective of the income and debt service capacity of assets collateralizing the loan, to demonstrate a minimum debt service coverage ratio (the ratio of net operating income to debt service) of 1.2 to 1. We also consider the financial resources of the borrower, for real estate loans, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial business loans (including multi-family and nonowner-occupied real estate) are reviewed at least annually by Central Federal’s management. The review is based on the borrower (that is, all loans to one borrower are reviewed at the same time), and current financial information is obtained from the borrower and its principals at the time of the review. Loans that exceed $250,000 and that require an annual review are presented to and discussed at a meeting of our internal loan committee, loans that exceed $500,000 that require an annual review are presented to and discussed with our board of directors. All commercial and multi-family real estate loans, as well as all owner- and nonowner- occupied residential real estate loans, are appraised by outside independent, licensed appraisers. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.
Commercial loans, whether or not secured by real estate, entail greater credit risks compared to owner-occupied one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.
Collection Procedures.   When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We generally send a written notice of non-payment to the borrower between 15 and 30 days (depending on any payment grace period associated with the loan) following the missed payment and will follow up with a telephone call to the borrower if payment has not been made. If the loan remains unpaid, a further seriously past due notice is generated and mailed to the borrower, and we will make another telephone call, or an in-person visit, to the borrower. If the loan continues to remain unpaid and satisfactory payment arrangements have not been made with us, we send a letter demanding payment within 30 days; if we do not receive a satisfactory response, we may, in our discretion, turn the matter over to our attorney for further action, including the initiation of foreclosure proceedings.
The accrual of interest on real estate and commercial business loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans returned to accrual status when all the principal and interest amounts contractually are brought current, the borrower has demonstrated a period of sustained performance and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months. Management reports loan delinquencies to the board of directors on a monthly basis. Additional information with respect to our loans is available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis as of December 31, 2015 and December 31, 2014.”
Loan Commitments.   We issue commitments for one- to four-family residential real estate loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”
Construction Loans.   Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. For construction loans secured by residential real estate (including loans we consider to be commercial loans), we disburse funds upon request and upon an inspection of the property by Central Federal personnel. For larger commercial loans, we generally advance funds only upon receipt of certification from an engineer or architect.
Home Equity Lines of Credit.   In the case of home equity lines of credit, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Loan collections depend on the borrower’s continuing financial stability, and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Home equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages, primarily the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs utilizing the policies and procedures described above. The value of the collateral, however, may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Decreases in real estate values could adversely affect the value of property used as collateral for our loans.
Investment Activities
Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our primary investment objectives are: (i) to provide and maintain liquidity; (ii) to fully employ the available funds of Central Federal; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit credit and interest rate risk. Our chief executive officer is responsible for the implementation of our policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Des Moines, we also are required to maintain an investment in the stock of that institution.
We have an investment portfolio comprised of  $2.9 million of certificates of deposits in other financial institutions and available for sale securities. At December 31, 2015, our investment portfolio was comprised primarily of certificates of deposit in other financial institutions, each in the amount of  $248,000 and each at a different insured depository institution. We also have investments, categorized as available-for-sale, in a municipal obligation with a fair value of  $414,000 and stock of the Federal Home Loan Mortgage Corporation with a fair value of  $22,000 as of December 31, 2015. The municipal obligation has a coupon rate of 3.25%, matures in March 2033 and is callable in March 2023. Our investment strategy has remained consistent with our current philosophy of maintaining excess cash in interest-bearing deposits held in other financial institutions; we have and may continue to, on a limited basis, invest in debt securities. In addition to our investment portfolio, at December 31, 2015, we held $77,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.
Deposit Activities and Other Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no outstanding borrowings at December 31, 2015 or at December 31, 2014. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. On occasion, Central Federal will accept deposits, typically in the form of certificate of deposit in denominations of  $100,000 or greater, from other financial institutions. We do not have a formal program or policy with respect to such deposits, which are typically initiated by the other institution; rather, we will accept the deposits if, when the opportunity to accept the deposit arises, our management determines that the deposit is appropriate for us. As of December 31, 2015, the amount of deposits from such other financial institutions was $5.2 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.
Borrowings.   As a member of the Federal Home Loan Bank of Des Moines, Central Federal is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential real estate loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Central Federal also is eligible, upon the satisfaction of collateral security and other requirements, to borrow from the Federal Reserve Bank of St. Louis. While we have obtained Federal Home Loan Bank advances in the past, we had no outstanding borrowings from the Federal Home Loan Bank or Federal Reserve Bank at December 31, 2015 or December 31, 2014.
Personnel
As of December 31, 2015, we had 14 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.
Subsidiaries
We have no subsidiaries other than Central Federal.
Regulation and Supervision
General
Central Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Central Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Central Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.
As a savings and loan holding company, Central Federal Bancshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board.
The Dodd-Frank Act made extensive changes to the regulation of Central Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Central Federal was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Central Federal Bancshares, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators, which is the OCC in the case of Central Federal.

Certain of the laws and regulatory requirements that are applicable to Central Federal and Central Federal Bancshares are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on Central Federal and Central Federal Bancshares, and is qualified in its entirety by reference to applicable laws and regulations..
Federal Banking Regulation
Business Activities.   The activities of federal savings associations, such as Central Federal, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the association’s capital or assets.
Capital Requirements.   Central Federal is subject to minimum regulatory capital requirements imposed under OCC regulations, and Central Federal Bancshares is subject to consolidated regulatory capital requirements imposed under Federal Reserve Board regulations.
Prior to 2014, the applicable capital regulations required savings associations such as Central Federal to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also established, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also required that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
In July 2013, in response to provisions of the Dodd-Frank Act and the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, the federal banking agencies, including the OCC and the Federal Reserve Board, adopted new capital rules that took effect on January 1, 2015. These rules included new risk-based capital and leverage ratios and revisions to the definition of what constitutes “capital” for purposes of calculating those ratios. The rules also, for the first time, imposed consolidated regulatory capital requirements on savings and loan holding companies. The minimum capital level requirements applicable to Central Federal Bancshares and Central Federal under the new rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result, in effect, in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began a phase-on period in January 2016 at .625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.
The capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a transition period. Among other changes, the rules provide for a one-time, permanent opt-out from the treatment under such rules of certain items of accumulated other comprehensive income. The rules generally require the recognition in regulatory capital calculations of unrealized gains and losses. If an institution elects to opt-out, then the institution may continue treating accumulated other comprehensive income items in a manner consistent with the prior regulatory capital rules. The Company has made this opt-out election. The rules modify the calculation of risk-weighted assets, although they generally continue the treatment of residential mortgages under the prior rules. Under the rules, an institution may assign a 50% risk weight to a first-lien residential mortgage exposure that: (i) is secured by property that is owner-occupied or rented, (ii) is made in accordance with “prudent underwriting standards,” (iii) is not 90 days or more past due or in nonaccrual status, and (iv) is not restructured or modified. Other first-lien residential exposures, as well as junior-lien exposures, are assigned a 100% risk weight.
The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Further, the rules retain the prior risk-weighting rules for exposures to debt directly and unconditionally guaranteed by U.S. federal government and its agencies. Such exposures receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (GSEs) and a 100% risk weight to preferred stock issued by a GSE. The rules define a GSE as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not “explicitly guaranteed” by the full faith and credit of the federal government. Institutions must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.
The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.
Prompt Corrective Regulatory Action.   Prompt corrective action regulations provide five classifications for insured depository institutions, such as Central Federal, and their holding companies: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OCC is required to take certain supervisory actions against undercapitalized institutions, with the severity of the action depending upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
Insurance of Deposit Accounts.   Central Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.
The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Central Federal. Management cannot predict what insurance assessment rates will be in the future.
Loans to One Borrower.   Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2015, our regulatory loans-to-one borrower limitation under the supplemental lending limits program approved by the OCC was $3.5 million. All loans to one borrower that aggregate over $500,000 are reviewed by a Central Federal commercial loan officer and are presented to the board of directors annually. Further, our management reviews and recommends to the board of directors through our loan committee such lesser limitations on the extension of credit to a single borrower or borrowing entity as it feels prudent and in the best interest of Central Federal based on the current economic, competitive environment and the circumstances of Central Federal.
Qualified Thrift Lender Test.   Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.
A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, such as making any new investments or engaging in any new activity not allowed for both a national bank and a savings association, establishing any new branch office unless establishment would be allowable for a national bank, and paying dividends unless such payment would be both allowable for a national bank and necessary to meet the obligations of the association’s holding company. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2015, Central Federal met the qualified thrift lender test.
Limitation on Capital Distributions.   Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase the association’s shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if  (i) the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories); (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; (iii) the institution would be undercapitalized following the distribution; or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days’ prior written notice to, and receive the non-objection of the Federal Reserve Board for the capital distribution if, like Central Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Central Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.
Community Reinvestment Act.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Central Federal received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.
Assessments.   Central Federal is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon an association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly financial report. The assessments paid by Central Federal for the year ended December 31, 2015 totaled approximately $37,466.
Transactions with Related Parties.   Federal law limits Central Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Central Federal, including Central Federal Bancshares and any of its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings association may purchase the securities of any affiliate other than a subsidiary.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by Central Federal Bancshares to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Central Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Central Federal may make to insiders based, in part, on Central Federal’s capital level, and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
Enforcement.   The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including directors, officers, shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to requiring receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. Additionally, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.
Federal Home Loan Bank System.   Central Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Central Federal, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Central Federal was in compliance with this requirement at December 31, 2015 with an investment in Federal Home Loan Bank stock with a book value of  $77,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts from $15.2 million up to and including $110.2 million; and a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
Incentive Compensation.   Guidelines adopted by the federal banking agencies pursuant to the Federal Deposit Insurance Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.
The Federal Reserve Board has issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identity and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.
Other Regulations
Central Federal’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:
•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Central Federal also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as Check 21), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•
The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of  $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Holding Company Regulation
General.   As a savings and loan holding company, Central Federal Bancshares is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Central Federal.
Pursuant to federal statutes, regulations and policy, a savings and loan holding company such as Central Federal Bancshares may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, and certain other activities that have been authorized for savings and loan holding companies by regulation.
Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital Requirements.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including Central Federal Bancshares. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements.”
Source of Strength.   The Dodd-Frank Act also extended the Federal Reserve Board’s “source of strength” doctrine to savings and loan holding companies such as Central Federal Bancshares. The Federal Reserve Board has issued regulations implementing the “source of strength” policy requiring that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends and Stock Repurchases.   The Federal Reserve Board has the power to prohibit payment of dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies and savings and loan holding companies which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a savings and loan holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.
Acquisition of Central Federal Bancshares.   Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
Emerging Growth Company Status
The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Central Federal Bancshares qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). Such a company also may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in a public offering prospectus. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; accordingly, Central Federal Bancshares is not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Central Federal Bancshares has elected to avail itself of this extended transition period.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Forward-Looking Statements
Statements included in this report and in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Forward-looking statements include:

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

•
our ability to have sufficient taxable income to be able to fully deduct the contribution to our charitable foundation;

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
Item 1A.
Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Central Federal Bancshares.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

Central Federal Bancshares and Central Federal operate from our office located at 210 West 10th Street, Rolla, Missouri 65401. The net book value of our premises at December 31, 2015 was $374,000.
Item 3.
Legal Proceedings

Periodically, there may be various claims and lawsuits against Central Federal or brought by us, such as claims to enforce liens, condemnation proceedings on properties in which Central Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.
Mine Safety Disclosure

Not applicable.

PART II
Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Holder and Dividend Information.   The common stock of Central Federal Bancshares is quoted on the OTC Pink Marketplace under the symbol “CFDB.” The approximate number of holders of record of Central Federal Bancshares common stock as of March 11, 2016, was 113. Certain shares of Central Federal Bancshares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Central Federal Bancshares, Inc. began trading on the OTC Pink Marketplace on January 13, 2016. Accordingly, there is no market information for the years ended December 31, 2015 or 2014.
Central Federal Bancshares has not declared dividends on its common stock. Dividend payments by Central Federal Bancshares are dependent in part on dividends it receives from Central Federal because Central Federal Bancshares has no source of income other than dividends from Central Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Central Federal Bancshares and interest payments with respect to a loan to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan. Our board of directors has the authority to adopt a policy of paying cash dividends, subject to statutory and regulatory requirements. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate the dividend in the future.
(b) Sales of Unregistered Securities.   Not applicable.
(c) Use of Proceeds.   On September 11, 2015, Central Federal Bancshares filed a Registration Statement on Form S-1 with the SEC in connection with the conversion of Central Federal Savings and Loan Association of Rolla from the mutual to the stock form of organization and the related offering of common stock by Central Federal Bancshares. The Registration Statement (File No. 333-206874) was declared effective by the Securities and Exchange Commission on November 12, 2015. Central Federal Bancshares registered 1,788,020 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of  $17.9 million. The stock offering commenced on November 20, 2015, and the issuance of 1,788,020 shares was completed on January 12, 2016 and the shares began trading on January 13, 2016.
Central Federal Bancshares contributed $7.9 million of the net proceeds of the offering to Central Federal. In addition, $1.4 million of the net proceeds were used to fund the loan to the employee stock ownership plan; $787,700 (consisting of 68,770 shares of common stock and $100,000 in cash from the proceeds of the offering) was contributed to Central Federal Community Foundation, a charitable foundation established by Central Federal in connection with the conversion; and $6.5 million of the net proceeds were retained by Central Federal Bancshares.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.   None.
(e) Stock Repurchases.   None.
(f) Stock Performance Graph.   Not required for smaller reporting companies.
Item 6.
Selected Financial Data

The summary financial information presented below is derived in part from the audited financial statements of our subsidiary, Central Federal Savings and Loan Association of Rolla. The following is only a summary, and you should read it in conjunction with the financial statements and notes beginning on page F-1. The information at December 31, 2015 and 2014 and for the years then ended is derived in part from the audited financial statements of Central Federal Savings and Loan Association of Rolla that appear elsewhere in this Annual Report on Form 10-K.

	December 31,
	2015	2014
	(In thousands)
Selected Financial Condition Data
Total assets	$80,893	$63,977
Cash and cash equivalents	25,010	7,902
Certificates of deposit in other financial institutions	2,480	2,480
Securities available-for-sale at fair value	436	31
Loans, net	49,910	52,184
Premises and equipment, net	676	739
Foreclosed assets	608	243
Deposits	66,615	50,282
Other liabilities	628	113
Total equity	13,650	13,582
	For the Year Ended December 31,
	2015	2014
Selected Operating Data:
Total interest income	$2,370	$2,466
Total interest expense	461	494
Net interest income	1,909	1,972
Provision for loan losses	—	60
Net interest income after provision for loan losses	1,909	1,912
Total noninterest income	66	72
Total noninterest expense	1,862	1,805
Income before income taxes	113	179
Income tax expense	44	60
Net income	$69	$119

	At or For the Year Ended December 31,
	2015	2014
Performance Ratios:
Return on average assets	0.11%	0.18%
Return on average equity	0.51	0.88
Net interest rate spread(1)	2.89	2.90
Net interest margin(2)	3.13	3.15
Noninterest expense to average assets	2.9	2.8
Efficiency ratio(3)	94.3	88.3
Average interest-earning assets to average interest-bearing liabilities	132.6	131.4
Average equity to average assets	21.1	21.0
Asset Quality Ratios:
Non-performing assets to total assets	1.7	1.9%
Non-performing loans to total loans	1.6	1.8
Allowance for loan losses to non-performing loans	33.5	29.2
Allowance for loan losses to total loans	0.5	0.5
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	20.5	21.2
Tier 1 capital (to risk-weighted assets)	36.1	33.9
Total risk-based capital (to risk-weighted assets)	36.8	34.7
Common equity Tier 1 (to risk-weighted assets)(4)	36.1	N/A
Other Data:
Number of full service offices	1	1

(1)
Represents the difference between the weighted-average yield on interest-earning assets and weighted-average rate of interest-bearing liabilities for the year.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)
Common equity Tier 1 (to risk-weighted assets) was not in effect for periods prior to the year ended December 31, 2015.

The Basel III capital rules, which became effective January 1, 2015, revised the prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 risk-based ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 risk-based ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 risk-based capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 risk-based capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%) and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk based capital requirement for any prompt corrective action category.
The Common Equity Tier 1 risk-based ratio requirement was not in effect prior to January 1, 2015, therefore, the ratios for the periods prior to January 1, 2015 are not applicable.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Strategy
Central Federal is a community-oriented financial institution, dedicated to serving the financial needs of customers within its market area. We have identified the following strategic initiatives we intend to pursue in our efforts to achieve our goal to operate and grow a profitable community-oriented financial institution:
Building on our strengths as a community-oriented financial institution.   We have operated continuously as a community-oriented financial institution since we were founded in 1952. We are committed to meeting the financial needs of our local community and are dedicated to providing quality personal service to our customers. In that regard, we are focused on building our customer base in the communities we serve through the enhancement of our products and additional marketing of these products and services. Further, we have provided our customers the opportunity to become shareholders through our stock offering.
Increasing loan production while maintaining our asset quality.   Our loan portfolio has slightly declined over the past few years in our very competitive market area. Through additional marketing and perhaps the addition of more lending personnel, we hope to grow our loan portfolio. In growing the loan portfolio, we will seek to maintain strong asset quality by following prudent underwriting guidelines and utilizing our knowledge of our local market area.
Strengthening our capital to protect against rising interest rates.   We currently have a strong capital base which is sufficient for interest rate risk purposes in the current low interest rate environment given our interest rate risk profile. We know if interest rates rise, having a strong capital base will provide us with additional strength to withstand the impact of rising interest rates. Further, the cash generated from the conversion could be used to fund loans or purchase investment securities at higher interest rate levels should interest rates rise, providing additional net interest income.
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
Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, valuation of foreclosed assets, and valuation of deferred tax assets.
Allowance for Loan Losses.   The allowance for loan losses is an estimate made by management as necessary to cover probable losses in the loan portfolio at the balance sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when Central Federal determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance. Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, Central Federal’s primary regulator reviews the adequacy of the allowance. The regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.
Foreclosed Assets.   Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in Central Federal’s financial statements.
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
The Company completed its offering of common stock on January 12, 2016. In connection with the offering, the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock of  $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of  $787,700. For Federal income tax purposes, the deduction for charitable contributions is limited to a maximum of 10% of taxable income before charitable contributions, net operating losses and dividends received deductions. We are permitted under the Internal Revenue Code to carry the excess contribution over the five-year period following the contribution to the charitable foundation, subject to the 10% annual limitation.
We may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. To the extent we estimate we will not be able to fully utilize the carryover, we will be required to establish a valuation allowance related to the portion of the deferred tax asset that is not deemed to be realizable.

Results of Operations for the Year Ended December 31, 2015 and 2014
Overview.   We had net income of  $69,000 for the year ended December 31, 2015 as compared to net income of  $119,000 for the year ended December 31, 2014. The $50,000, or 42.0%, decrease in net income between the years was primarily a result of net interest income decreasing $63,000 and noninterest expense increasing $57,000, partially offset by a $60,000 decrease in the provision for loan loss in 2014 and no provision being added in 2015.
Net Interest Income.   The following table presents a summary of net interest income before provision for loan losses.
Year Ended December 31, (Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Components of net interest income
Loans, Including Fees	$2,302	$2,411	$(109)	(4.52)%
Securities and Other	68	55	13	23.64
Total interest income	$2,370	$2,466	$(96)	(3.89)
Deposits	461	494	(33)	(6.68)
Total interest expense	461	494	(33)	(6.68)
Net interest income	$1,909	$1,972	$(63)	(3.19)%

Net interest income decreased by $63,000, or 3.2%, to $1,909,000 for the year ended December 31, 2015 from $1,972,000 for the year ended December 31, 2014. Although interest income on loans decreased by $109,000 from the year ended December 31, 2014 to the year ended December 31, 2015, interest expense decreased by $33,000 during that same period, offsetting a portion of the decreased interest income. In addition, securities and other interest income increased by $13,000. Securities and other interest income consists of interest earning due from bank accounts, certificates of deposits, municipal obligations, federal funds sold and dividends on FHLB Stock. The increase in interest on securities and other interest bearing assets of  $1,417,000 was primarily a result of an increase in cash in the Federal Reserve Bank account at the end of the year as a result of receipt of subscriptions in advance of the conversion of Central Federal to stock form.
The decrease in interest income on loans is primarily the result of a $2.9 million decrease in the average balance of loans from $52.9 million for the year ended December 31, 2014 to $50.0 million for the year ended December 31, 2015. Although originations were higher in 2015 than 2014, the current year included a large amount of principal repayments, which decreased the average balance during the year.
The decrease in interest expense on deposits was due to a $1.6 million decrease in the average balance of deposits from $47.6 million for the year ended December 31, 2014 to $46.0 million for the year ended December 31, 2015.
Average Balances and Yields.   The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. Average balances have been calculated using daily balances, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$49,951	$2,302	4.61%	$52,915	$2,411	4.56%
Securities and other interest bearing assets(1)	11,030	68	0.62%	9,613	55	0.57%
Total interest-earning assets	60,981	2,370	3.89%	62,528	2,466	3.94%
Non-interest-earning assets	3,005			2,396
Allowance for loan losses	(270)			(393)
Total assets	$63,716			$64,531
Interest-bearing liabilities:
Certificate of deposits	$23,658	344	1.45%	$26,850	391	1.46%
Savings	3,670	11	0.30%	3,555	11	0.31%
Money market	9,383	50	0.53%	9,930	52	0.52%
Interest-bearing DDA	9,291	56	0.60%	7,257	40	0.55%
Total interest-bearing deposits	46,002	461	1.00%	47,592	494	1.04%
Non-interest-bearing deposits	4,006			3,285
Other non-interest-bearing liabilities	92			106
Total liabilities	50,100			50,983
Total equity	13,616			13,548
Total liabilities and equity	$63,716			$64,531
Net interest income		$1,909			$1,972
Net interest rate spread(2)			2.89%			2.90%
Net interest-earning assets(3)	$14,979			$14,936
Net interest margin(4)		3.13%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.6%			131.4%

(1)
Includes municipal obligations with an average balance and interest income of  $107,000 and $2,000, respectively.

(2)
Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis.   The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of changes in each. The following table presents the rate volume analysis for the year ended December 31, 2015 and 2014.

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(135)	$26	$(109)
Other Interest Earning Assets	8	5	13
Total interest-earning assets	(127)	31	(96)
Interest-bearing liabilities:
Certificate of deposits	(44)	(3)	(47)
Savings	—	—	—
Money Market	(3)	1	(2)
Interest-bearing DDA	12	4	16
Total interest-bearing liabilities	(35)	2	(33)
Change in net interest income	$(92)	$29	$(63)

Provision for Loan Losses.   We maintain an allowance for loan losses at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Such loans carry a higher degree of credit risk than our historical single-family lending.
Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.
We had no provision for loan losses for the year ended December 31, 2015, compared to a provision of $60,000 for the year ended December 31, 2014. Net loan charge-offs amounted to $18,000 during the year ended December 31, 2015, compared to $132,000 during the year ended December 31, 2014.
The reduction in the level of provision for loan losses reflects lower levels of specific allowances related to impaired loans individually evaluated for impairment, a decrease in non-performing loans, and the stabilization of the quantitative and qualitative factors during the year ended December 31, 2015.
Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs, based on judgments regarding loan portfolio information available at the time of the examination. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under Allowance for Loan Losses, Analysis of Non-Performing Assets and Troubled Debt Restructurings, and Classified Assets below.
Noninterest Income.   Total noninterest income remained relatively stable decreasing a modest $6,000 comparing the year ended December 31, 2014 to the year ended December 31, 2015. The table below summarizes information related to non-interest income.

Year Ended December 31, (Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Customer service fees	$47	$49	$(2)	(4.08)%
Other income	19	23	(4)	(17.39)
Total Noninterest Income	$66	$72	$(6)	(8.33)%

Noninterest Expenses.   Total noninterest expenses increased by $57,000, or 3.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease primarily was attributable to a $41,000, or 75.9%, increase in legal and professional services expense related in large part to the re-audit of our financial statements for the years ended December 31, 2014 and 2013 performed in conjunction with the conversion from a federally chartered mutual savings association into a federally chartered stock savings association, and formation of a stock holding company.
Year Ended December 31, (Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Compensation and Employee Benefits	$1,064	$1,054	$10	0.95%
Data Processing and Other Outside Services	254	256	(2)	(0.78)
FDIC Insurance and Regulatory Assessment	80	83	(3)	(3.61)
Occupancy and Equipment	212	215	(3)	(1.40)
Legal and Professional Services	95	54	41	75.93
Supplies, Telephone, and Postage	43	46	(3)	(6.52)
Operations of Foreclosed Assets	24	11	13	118.18
Other	90	86	4	4.65
Total Noninterest Expense	$1,862	$1,805	$57	3.16%

Income Tax Expense.   We had an income tax expense of  $44,000 and $60,000 during the years ended December 31, 2015 and 2014. The decrease in income tax expense reflects a decrease in pre-tax income for 2015 compared to 2014. Our effective tax rate increased from 33.5% in 2014 to 38.9% in 2015.
Balance Sheet Analysis as of December 31, 2015 and December 31, 2014
Total Assets.   At December 31, 2015, total assets were $80.9 million, an increase of  $16.9 million, or 26.4%, from total assets of  $64.0 million at December 31, 2014. The increase in assets for the year ended December 31, 2015 was due mainly to a $17.1 million, or 216.5%, increase in cash and cash equivalents from the receipt of subscriptions in advance of the conversion of Central Federal to stock form, which were maintained in a deposit account at Central Federal, and a $1.4 million increase in other assets, offset by a $2.3 million, or 4.4%, decrease in loans. The increase in other assets relates to the deferral of stock conversion costs of  $1.4 million at December 31, 2015.
Loans.   The largest portion of our loan portfolio consists of residential real estate loans which totaled $31.7 million, or 63.2%, and $34.2 million, or 65.1%, of the total loan portfolio at December 31, 2015 and December 31, 2014, respectively. Residential real estate loans decreased by $2.5 million, or 7.2%, during the year ended December 31, 2015, primarily due to a weak loan demand and competitive interest rates in our market area.
Commercial and multi-family real estate loans totaled $16.1 million and represented 32.1% of total loans at December 31, 2015. This is an increase of  $123,000, or 0.8%, from $16.0 million, or 30.5% of total loans, at December 31, 2014. The market area served by Central Federal is very competitive and interest rate sensitive. Commercial real estate loans generally consist of loans secured by multi-family residential rentals, retail stores, and other commercial real estate.
Commercial business loans totaled $2.0 million and $1.9 million, comprising 3.9% and 3.6% of the total loan portfolio at December 31, 2015 and December 31, 2014, respectively. Commercial business loans increased $71,000, or 3.8%, during the year ended December 31, 2015.
Consumer and other loans decreased by $14,000, or 3.2%, from $432,000 at December 31, 2014 to $418,000 at December 31, 2015.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio at the dates indicated.
	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Business	$1,951	3.9%	$1,880	3.6%
Commercial and Multi-Family Real Estate	16,116	32.1%	15,993	30.5%
Residential Real Estate	31,705	63.2%	34,179	65.1%
Consumer and Other	418	0.8%	432	0.8%
Total Loans	50,190	100.0%	52,484	100.0%
Allowance for loan losses	(261)		(279)
Net deferred loan fees	(19)		(21)
Net Loans	$49,910		$52,184

Loan Maturity.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Actual maturities may differ due to prepayments.
	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total Loans
	(In thousands)
As of December 31, 2015
Due in One Year or Less	$756	$1,369	$758	$67	$2,950
Due after One through Five Years	370	1,863	886	316	3,435
Due after Five Years	825	12,884	30,061	35	43,805
	$1,951	$16,116	$31,705	$418	$50,190

Fixed vs Adjustable Rate Loans.   The following table sets forth the dollar amount of all loans at December 31, 2015 that are due after December 31, 2016, and that have either fixed interest rates, or floating or adjustable interest rates. The amounts shown below exclude deferred loan origination fees and deferred loan costs.
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Secured by Real Estate:
Commercial and Multi-Family	$12,083	$2,664	$14,747
Residential	14,028	16,919	30,947
Other Loans:
Commercial Business	1,195	—	1,195
Consumer and Other	351	—	351
Total Loans	$27,657	$19,583	$47,240

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.
Loan Activity.   The following table shows loan activity, consisting of loans originated, loan payoffs and loan charge-offs, for the year indicated.
	Year Ended December 31,
	2015	2014
	(In thousands)
Total loans at beginning of year	$52,484	$53,935
Loans Originated:
Commercial Business	313	800
Commercial and Multi-Family Real Estate	1,887	1,736
Residential Real Estate	5,821	5,303
Consumer and Other	299	291
Total loans originated	8,320	8,130
Deduct:
Loans principal repayment (amortization and payoffs)	(10,595)	(9,448)
Charge-offs	(19)	(133)
Net loan activity	(2,294)	(1,451)
Total loans at end of year	$50,190	$52,484

Loan originations come from a variety of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
We did not sell any loans during the years ended December 31, 2015 and 2014. From time to time we do buy participation loans. During the year ended December 31, 2014, we purchased a $700,000 participation interest in a commercial real estate loan from another financial institution. We did not purchase any loans during the year ended December 31, 2015.
Allowance for Loan Losses.   The allowance for loan losses (allowance) is an estimate of probable loan losses in Central Federal’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when Central Federal determines the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.
General Allowances.   The general component of the loan loss allowance covers non-impaired loans and is based on historical losses adjusted for current qualitative factors. The historical loss component is determined by portfolio segment and is based on the actual loss history experienced by Central Federal over the most recent three years. This is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include: (i) changes in the value of underlying collateral; (ii) changes in lending policies and underwriting practices; (iii) national and local economic trends and conditions; (iv) volume and terms of loans; (v) experience, ability and depth of lending management; (vi) changes in past due loans, nonaccrual loans, and credit quality; (vii) changes in loan file review; (viii) changes in credit concentrations and (ix) the impact of competition.
Specific Allowances.   The specific component includes allowances for loans that are considered impaired when, based on current information and events, it is probable that Central Federal will be unable to collect the scheduled payments and principal or interest under the contractual terms of the loan agreement. Central Federal measures individual impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, except that as a practical expedient, it may measure impairment based on an observable market price, or the fair value of the collateral, if collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.

Unallocated Allowances.   Allowances other than general and specific allocations are included in the unallocated portion of the loan loss allowance. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating the general allowance.
At December 31, 2015 and December 31, 2014, the allowance was $261,000 and $279,000, respectively. At December 31, 2015, the largest allowance in the portfolio was the allowance for residential real estate loans which made up approximately 70.1% of the total allowance at $183,000, and at December 31, 2014, the largest allowance in the portfolio was the allowance for residential real estate loans which made up about 69.2% of the total allowance at $193,000.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in each category.
	December 31, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Commercial Business	$5	1.92%	3.89%	$4	1.43%	3.58%
Commercial and Multi-Family
Real Estate	30	11.49%	32.11%	46	16.49%	30.47%
Residential Real Estate	183	70.11%	63.17%	193	69.18%	65.12%
Consumer and Other	4	1.53%	0.83%	4	1.43%	0.83%
Total allocated allowance	222	85.05%	100.00%	247	88.53%	100.00%
Unallocated allowance	39	14.95%	—	32	11.47%	—
Total allowance for loan loss	$261	100.00%	100.00%	$279	100.00%	100.00%

At December 31, 2015, our allowance for loan losses of  $261,000 was 0.5% of total loans and 33.5% of non-performing loans. At December 31, 2014, our allowance for loan losses of  $279,000 was 0.5% of total loans and 29.2% of non-performing loans.
Although we believe that we use the best available information to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.
Furthermore, while we believe we have established our allowance for loan losses in accordance with generally accepted accounting principles and have taken into account the views of regulators and the current economic environment, there can be no assurance that in the future Central Federal’s regulators or the economic environment will not require further increases in the allowance. Any material increases in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the years indicated.
	Year Ended December 31
	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$279	$351
Charge-offs:
Residential real estate	(17)	(129)
Consumer and other	(2)	(4)
Total charge-offs	(19)	(133)
Recoveries	1	1
Net charge-offs	(18)	(132)
Provision for loan losses	—	60
Allowance at end of year	$261	$279
Ratios:
Net charge-offs to average loans outstanding	0.04%	0.25%
Allowance for loan losses to non-performing loans at end of year	33.50%	29.18%
Allowance for loan losses to total loans at end of year	0.52%	0.53%
For the year ended December 31, 2015, the allowance decreased by $18,000 to $261,000, as compared to a decrease of  $72,000 to $279,000 during the same period in 2014. The decrease for the year ended December 31, 2015 was due to $19,000 in charge-offs offset with $1,000 in recoveries. Residential real estate charge-offs were lower in 2015 as charge-offs were minimal with the largest charge-off being $17,000. In 2014, the largest charge-off was for $104,000. The allowance for loan losses to non-performing loans ratio increased due to a decrease in non-performing loans to $779,000 as of December 31, 2015 from $956,000 as of December 31, 2014. Non-performing loans decreased due to one residential real estate property foreclosed. The allowance for loan loss as a percentage of total loans as of December 31, 2015 decreased by 0.01% to 0.52% compared to 0.53% as of December 31, 2014.
Delinquencies.   The following table provides the information about delinquencies in our loan portfolio at the dates indicated.
	Loans Delinquent For
	30 – 89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Commercial and Multi-Family Real Estate	—	$—	—	$—	—	$—
Residential Real Estate	4	186	3	100	7	286
Consumer and Other	5	12	—	—	5	12
Total	9	$198	3	$100	12	$298
At December 31, 2014
Commercial and Multi-Family Real Estate	1	$51	—	$—	1	$51
Residential Real Estate	2	145	5	773	7	918
Consumer and Other	2	12	2	3	4	15
Total	5	$208	7	$776	12	$984

As of December 31, 2015 there were 9 loans delinquent between 30 – 89 days that totaled $198,000. This is an increase in the 5 loans delinquent for 30 – 89 days, but a decrease in the amount of the loans from $208,000 as of December 31, 2014. There was a decrease in loans delinquent for 90 days or more from 7 loans as of December 31, 2014 to 3 loans as of December 31, 2015.

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan when it is due. Interest rate risk is the potential reduction of interest income and/or the potential increase of interest expense as a result of changes in interest rates. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by Central Federal. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology, use of third-party vendors and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or potential borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or income.
Analysis of Non-Performing Assets and Troubled Debt Restructurings.   We consider foreclosed assets, which are assets repossessed by Central Federal, accruing loans 90 days or more past due and non-accrual loans to be non-performing assets. Assets acquired through, or in lieu of, loan foreclosure are considered foreclosed assets and are held for sale. These assets are initially recorded at fair value less estimated selling cost at the date of foreclosure, which establishes a new cost basis for those assets. Any write-downs based on the asset’s fair value at the date of foreclosure, or subsequent to the date of foreclosure, are charged to the allowance for loan losses. The assets held for sale are carried at the lower of the new cost basis or fair value less cost to sell.
Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged off no later than 180 days past due. As of December 31, 2015, we had 2 loans on non-accrual status totaling $679,000, compared to 9 loans on non-accrual status amounting to $644,000 as of December 31, 2014. Nonaccrual loans for those periods represented 1.4% and 1.2% of total loans, respectively.
Under certain circumstances, Central Federal will provide borrowers relief through loan restructuring. A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if Central Federal, for economic or legal reasons related to the borrower’s financial situation, grants a concession to the borrower that it would not otherwise have considered. Loans that are reported as TDRs are considered impaired and measured for impairment. Depending on the individual facts and circumstances of the borrower, restructuring loans can involve loans remaining in full nonaccrual, moving to nonaccrual or continuing on accrual status.

The following table provides information with respect to our non-performing assets and TDRs at the dates indicated.
	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$289	$590
Commercial and Multi-Family Real Estate	390	51
Consumer and Other	—	3
Total	679	644
Accruing loans 90 days or more past due:
Residential real estate	100	312
Total non-performing loans	779	956
Real estate owned	608	243
Total non-performing assets	$1,387	$1,199
Troubled debt restructurings (TDR):
Commercial real estate	390	391
Total non-performing assets and troubled debt restructurings	$1,777	$1,590

Ratios:
Total non-performing loans to total loans	1.6%	1.8%
Total non-performing assets to total assets	1.7%	1.9%
Total non-performing loans and TDRs to total loans	2.3%	2.6%
Total non-performing assets and TDRs to total assets	2.2%	2.5%
Total non-performing loans decreased by $177,000 from $956,000 at December 31, 2014 to $779,000 at December 31, 2015. The majority of this change was due to a $513,000 decrease in residential real estate loans mainly attributed to one loan, amounting to $265,000, transferred to real estate owned and a $212,000 decrease in loans 90 days or more past due and still accruing. Real estate owned has increased from one property of  $243,000 at December 31, 2014 to three properties totaling $608,000 at December 31, 2015.
There was one loan that was considered a TDR as of December 31, 2015 and December 31, 2014 with a balance of  $390,000 and $391,000, respectively.
Foreclosed assets at December 31, 2015 consisted of 3 properties totaling $608,000, which is an increase from the single foreclosed asset at December 31, 2014 which totaled $243,000. The increase is due to a property in Cuba, Missouri being foreclosed-on during the second quarter of 2015 and a second property in Rolla, Missouri being foreclosed-on during the third quarter of 2015 and repossessed by Central Federal.
At June 30, 2015, we had no loans which were not classified as nonaccrual, 90 days past due or TDRs but where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in non-performing loans.

The following table provides information with respect to partial charge-offs on non-performing loans and accruing TDRs at the dates indicated.
	December 31,
	2015	2014
	(Dollars in thousands)
Total non-performing loans	$779	$956
Less partially charged off non-performing loans	—	(257)
Adjusted non-performing loans	$779	$699
Total non-performing loans and accruing troubled debt restructurings	$1,169	$1,347
Adjusted non-performing loans and accruing troubled debt restructurings	$1,169	$1,090
Adjusted non-performing loans to total assets	1.0%	1.1%
Adjusted non-performing loans and accruing troubled debt restructurings to total assets	1.4%	1.7%
Allowance for loan losses to adjusted non-performing loans and accruing troubled debt restructurings at end of year	22.3%	25.6%
Classified Assets.   Central Federal assigns a risk rating to loans and foreclosed assets to identify credit risks and to assess the overall collectability of the assets. These risk ratings are also subject to examination by Central Federal’s regulators. We categorize the assets based on the financial condition of the borrowers, trends in the industries in which the borrower operates and the fair values of collateral securing the loans and foreclosed assets.
Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of Central Federal’s credit position at some future date. Special mention loans are not adversely classified and do not expose Central Federal to sufficient risk to warrant adverse classification. Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that Central Federal will sustain some loss if the deficiencies are not corrected.
	December 31,
	2015	2014
	(In thousands)
Special mention	$225	$877
Substandard	821	759
Total criticized and classfied loans	$1,046	$1,636
Foreclosed assets	608	243
Total criticized and classfied assets	$1,654	$1,879

Securities.   Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our primary investment objectives are: (i) to provide and maintain liquidity; (ii) to fully employ the available funds of Central Federal; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit credit and interest rate risk. Our chief executive officer is responsible for the implementation of our policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Des Moines, we also are required to maintain an investment in the stock of that institution.
The following table sets forth the amortized costs and fair values of our available-for-sale securities at the dates indicated. There were no investments in an unrealized loss position as of December 31, 2015 and December 31, 2014.
	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available-for-sale:
Municipal Obligation	$408	$414	$—	$—
Federal Home Loan Mortgage Corp. Stock	15	22	15	31
	$423	$436	$15	$31

Our securities available-for-sale consists of a municipal obligation valued at $414,000 and $0 at December 31, 2015 and December 31, 2014, respectively, and Federal Home Loan Mortgage Corporation common stock with a fair value of  $22,000 and $31,000 at December 31, 2015 and December 31, 2014, respectively. The overall change in securities available-for-sale during 2015 is due to our purchase of the municipal obligation.
We held $2.5 million of certificates of deposits in other financial institutions at December 31, 2015 and December 31, 2014. The balance has not changed during this time, however there were two securities which matured throughout the year and were replaced with new certificates of deposit for the same amount maturing in 2020. We plan to hold these investments until maturity.
	December 31, 2015
	(Dollars in thousands)
	Amount	Weighted Average Rate
Certificates of Deposit in Other Financial Institutions Maturing In:
2016	$248	1.30%
2017	248	1.60
2019	992	1.76
2020	992	2.24
	2,480	1.89%
Securities available-for-sale	436
Total	$2,916

In addition to our investment portfolio, at December 31, 2015 we held $77,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.
Deposits.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposit accounts (“DDA”) (such as checking accounts), interest-bearing demand deposit accounts (such as checking and money market accounts), statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time period for which the funds must remain on deposit, and the interest rate, among other factors.

The following table sets forth the balances of our deposit accounts at the dates indicated.
	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-Bearing DDA	$21,845	32.8%	$2,640	5.2%
Interest-Bearing DDA	18,765	28.2%	18,936	37.7%
Savings	3,485	5.2%	3,625	7.2%
Certificates of Deposit, $250,000 or more	3,018	4.5%	3,535	7.0%
Certificates of Deposit, less than $250,000	19,502	29.3%	21,546	42.9%
Total Deposits	$66,615	100.0%	$50,282	100.0%

The following table sets forth deposit activity for the years indicated.
	Year Ended December 31,
	2015	2014
	(In thousands)
Beginning balance	$50,282	$51,175
Net increase (decrease) in Deposits	16,333	(893)
Ending Balance	$66,615	$50,282

Total deposits increased by $16.3 million, or 32.5%, from $50.3 million, or 78.6% of total assets, at December 31, 2014 to $66.6 million, or 82.4% of total assets, at December 31, 2015, from the receipt of subscriptions in advance of the conversion of Central Federal to stock form, which were maintained in a deposit account at Central Federal. Interest-bearing demand deposits make up the majority of the deposit balance accounting for $18.8 million, or 28.2%, and $18.9 million, or 37.7%, as of December 31, 2015 and December 31, 2014, respectively. Non-interest bearing demand deposits increased by $19.2 million due to subscriptions related to Central Federal’s stock conversion, being placed in the noninterest bearing DDA account. Savings accounts remained consistent.
Certificates of deposits, specifically those less than $250,000, decreased by $2.0 million as a number of securities expired in 2015. The follow table provides information regarding all of our certificates of deposit by time remaining until maturity as of December 31, 2015.
Maturity Period at December 31, 2015	Amount
(In thousands)
Three months or less	$4,811
Over three months through six months	2,653
Over six months through one year	4,754
Over one year through three years	8,614
Over three years	1,688
Total	$22,520

The following table indicates the amount of certificates of deposits with balances of  $100,000 or greater by time remaining until maturity as of December 31, 2015.
Maturity Period at December 31, 2015	Amount
(In thousands)
Three months or less	$2,792
Over three months through six months	892
Over six months through twelve months	1,206
Over twelve months	4,561
Total	$9,451

Equity.   Equity increased by $68,000, or 0.5%, to $13.7 million at December 31, 2015 from $13.6 million at December 31, 2014, primarily as the result of net income of  $69,000 for the year ended December 31, 2015.
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
Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At December 31, 2015, cash and cash equivalents totaled $25.0 million. Of the $25.0 million of cash and cash equivalents, $19.2 million represent subscriptions in advance of the conversion of Central Federal to stock form. Certificates of deposit in other financial institutions and securities available-for-sale totaled $2.5 million and $436,000, respectively, at December 31, 2015.
Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $715,000 for the year ended December 31, 2015, and net cash provided by operating activities was $299,000 for the year ended December 31, 2014, respectively. The majority of this change was due to the fact that Central Federal incurred common stock conversion and issuance costs of  $1.4 million, which were deferred and deducted from proceeds of the offering. Net cash provided by investing activities, which consists primarily of activity in loans, were $1.5 million and $1.2 million for the years ended December 31, 2015 and the year ended December 31, 2014, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts, was $16.3 million for the year ended December 31, 2015, and net cash used in financing activities was $893,000 for the year ended December 31, 2014, respectively. The increase was due to total deposits increasing as a result of subscriptions in advance of the conversion of Central Federal to stock form.
Certificates of deposit maturing over the next 12 months totaled $12.2 million, or 54.3%, of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. Federal Home Loan Bank or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
Capital Management
We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines, with Tier 1 capital to adjusted total assets ratio of 20.5%, a Tier 1 capital to risk-weighted assets ratio of 36.1%, a total-risk based capital to risk-weighted assets ratio of 36.8% and a common equity Tier 1 capital to risk-weighted assets ratio of 36.1%. Refer to Note 14 to the accompanying Notes to the Financial Statements.
The capital from the offering of Central Federal Bancshares common stock in connection with the conversion of Central Federal to stock form will significantly increase our liquidity and capital resources in future periods. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net interest income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity, and under OCC regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements.   In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $5.6 million in unfunded commitments under lines of credit and $15,000 in standby letters of credit as of December 31, 2015. The amount of standby letters of credit was the same for the year ended December 31, 2014. However, the unfunded commitments under lines of credit were $2.6 million as of December 31, 2014. As the economy improves, management believes that borrowers are seeking additional funding which caused an increase in the unfunded commitments under lines of credit to increase by $3.0 million.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Central Federal evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Central Federal upon extension of credit, is based on management credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial property.
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
Interest Rate Risk Management
As a result of our banking activities, we are exposed to interest rate risk. As a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit our exposure to changes in market interest rates. We manage interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.
A major source of interest rate risk is a difference in the repricing of assets as compared to the repricing of liabilities. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturity of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. We seek to reduce the potential volatility of our earnings by continually improving the matching between our asset and liability maturities and rates.
Central Federal’s goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on our earnings, while also controlling exposure to interest rate risk within policy limits approved by our board of directors. These limits and guidelines reflect Central Federal’s tolerance for interest rate risk over both short-term and long-term horizons.
Net Portfolio Value.   We currently utilize an economic value of equity analysis to review our level of interest rate risk. We measure our interest rate risk through the use of a financial model provided by an outside consulting firm. This model measures interest rate risk by capturing changes in the economic value of assets and liabilities, based on a range of assumed changes in market interest rates. Economic value represents the market value of our assets and liabilities. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in the economic value of our equity at December 31, 2015 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.
				EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated Amount(2)	Estimated Increase (Decrease) in EVE		EVE Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)
+400	$15,238	$(1,668)	(9.87)%	19.89%	(47)
+300	15,649	(1,257)	(7.44)	20.03	(33)
+200	16,057	(849)	(5.02)	20.14	(22)
+100	16,477	(429)	(2.53)	20.25	(11)
—	16,906	—	—	20.36	—
-100	17,203	297	1.76	20.33	(3)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of asets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
EVE Ratio represents EVE divided by the present value of assets.

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.
Impact of Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment in this guidance clarifies when a repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU No. 2014-04, physical possession occurs, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU No. 2014-04 is intended to reduce diversity in practice and is effective for public business entities for annual periods beginning after December 15, 2014. The adoption of this ASU in the first quarter of 2015 did not have a material impact on Central Federal’s financial statements.
In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Central Federal intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact of implementation.
Effect of Inflation and Changing Prices
The financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies such as Central Federal Bancshares.
Item 8.
Financial Statements and Supplementary Data

The consolidated audited financial statements for Central Federal Bancshares are a part of this Annual Report on Form 10-K and may be found beginning on page F-1.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Disclosure Controls and Procedures.   As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosures controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.   This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c) Changes to Internal Control Over Financial Reporting.   There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the identification, business experience and qualifications of the Central Federal Bancshares directors will be included in our Proxy Statement (Schedule 14A) to be filed with SEC within 120 days of the Company’s fiscal year end in connection with its 2016 Annual Meeting of Shareholders currently scheduled to be held on May 17, 2016 (the “Proxy Statement”), under the headings “Corporate Governance and Board Matters,” “Audit Related Matters,” and “Item 1 — Election Of Directors.” Information called for by this item concerning compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Other Information Relating to Directors and Executive Officers — Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Central Federal Bancshares has adopted a Code of Ethics (“Code”) that applies to the principal executive officer and principal financial officer and all other employees and directors. The Code addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.
Item 11.
Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Officer Compensation” in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership” in the Proxy Statement.
Item 13.
Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Other Information Relating to Directors and Executive Officers — Transactions with Related Parties” in the Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters” in the Proxy Statement.
Item 14.
Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Item 2 — Ratification of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report
1.   Financial Statements.   The following are filed as a part of this document under Item 8:
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2015 and 2014
Statements of Income for the Years Ended December 31, 2015 and 2014
Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014
Statements of Equity for the Years Ended December 31, 2015 and 2014
Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Financial Statements
2.   Financial Statement Schedules:   None. All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.
3.   Exhibits.
3.1	Articles of Incorporation of Central Federal Bancshares, Inc.*
3.2	Bylaws of Central Federal Bancshares, Inc.*
4.0	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.*
10.2	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**
10.3	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton**
21	Subsidiaries
24	Power of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Financial Condition, (ii) the Statements of Income; (iii) the Statements of Comprehensive Income; (iv) the Statements of Equity, (v) the Statements of Cash Flows; and (vi) the Notes to the Financial Statements

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

**
Management contract or compensatory agreement or arrangement.

MICHAEL TROKEY & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10411 CLAYTON ROAD
ST. LOUIS, MISSOURI 63131
Report of Independent Registered Public Accounting Firm
The Board of Directors
Central Federal Savings and Loan Association of Rolla
Rolla, Missouri
We have audited the accompanying statements of financial condition of Central Federal Savings and Loan Association of Rolla (“Association”) as of December 31, 2015 and 2014 and the related statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Association is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Association’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Federal Savings and Loan Association of Rolla as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
St. Louis, Missouri
March 29, 2016

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
STATEMENTS OF FINANCIAL CONDITION
	December 31, 2015	December 31, 2014
ASSETS
Cash and Due from Financial Institutions	$24,910,000	$7,802,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	25,010,000	7,902,000
Certificates of Deposits in Other Financial Institutions	2,480,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $423,000 at December 31, 2015, and $15,000 at December 31, 2014)	436,000	31,000
Federal Home Loan Bank (FHLB) Stock, at Cost	77,000	78,000
Loans, Net of Allowance for Loan Losses of $261,000 at December 31, 2015 and $279,000 at December 31, 2014	49,910,000	52,184,000
Foreclosed Assets	608,000	243,000
Premises and Equipment, Net	676,000	739,000
Accrued Interest Receivable	115,000	122,000
Deferred Tax Asset, Net	91,000	144,000
Other Assets	1,490,000	54,000
Total Assets	$80,893,000	$63,977,000
LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$21,845,000	$2,640,000
Interest-Bearing	44,770,000	47,642,000
Total Deposits	66,615,000	50,282,000
Other Liabilities	628,000	113,000
Total Liabilities	67,243,000	50,395,000
EQUITY
Retained Earnings – Substantially Restricted	13,640,000	13,571,000
Accumulated Other Comprehensive Income	10,000	11,000
Total Equity	13,650,000	13,582,000
Total Liabilities and Equity	$80,893,000	$63,977,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
STATEMENTS OF INCOME
	Year Ended December 31,
	2015	2014
INTEREST INCOME
Loans, Including Fees	$2,302,000	$2,411,000
Securities and Other	68,000	55,000
Total Interest Income	2,370,000	2,466,000
INTEREST EXPENSE
Deposits	461,000	494,000
Total Interest Expense	461,000	494,000
NET INTEREST INCOME	1,909,000	1,972,000
PROVISION FOR LOAN LOSSES	—	60,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,909,000	1,912,000
NONINTEREST INCOME
Customer Service Fees	47,000	49,000
Other Income	19,000	23,000
Total Noninterest Income	66,000	72,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	1,064,000	1,054,000
Data Processing and Other Outside Services	254,000	256,000
FDIC Insurance and Regulatory Assessment	80,000	83,000
Occupancy and Equipment	212,000	215,000
Legal and Professional Services	95,000	54,000
Supplies, Telephone, and Postage	43,000	46,000
Operations of Foreclosed Assets	24,000	11,000
Other	90,000	86,000
Total Noninterest Expense	1,862,000	1,805,000
INCOME BEFORE INCOME TAXES	113,000	179,000
INCOME TAX EXPENSE	44,000	60,000
NET INCOME	$69,000	$119,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
	2015	2014
NET INCOME	$69,000	$119,000
Other Comprehensive Loss:
Unrealized Losses on Securities Available-for-Sale	(3,000)	(13,000)
Income Tax Benefit	2,000	5,000
Total Other Comprehensive Loss, net of tax	(1,000)	(8,000)
TOTAL COMPREHENSIVE INCOME	$68,000	$111,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
STATEMENTS OF CHANGES IN EQUITY
	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2013	$13,452,000	$19,000	$13,471,000
Net Income	119,000	—	119,000
Other Comprehensive Loss	—	(8,000)	(8,000)
BALANCE, DECEMBER 31, 2014	13,571,000	11,000	13,582,000
Net Income	69,000	—	69,000
Other Comprehensive Loss	—	(1,000)	(1,000)
BALANCE, DECEMBER 31, 2015	$13,640,000	$10,000	$13,650,000

See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$69,000	$119,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	—	60,000
Depreciation	75,000	73,000
Deferred Income Tax	—	(21,000)
Net Changes in:
Accrued Interest Receivable	7,000	18,000
Other Assets	(1,381,000)	54,000
Other Liabilities	515,000	(4,000)
Net Cash (Used In) Provided by Operating Activities	(715,000)	299,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in FHLB Stock	1,000	—
Purchase of Securities Available-for-Sale	(408,000)	—
Net Decrease in Loans	1,909,000	1,315,000
Purchases of Premises and Equipment	(12,000)	(77,000)
Net Cash Provided by Investing Activities	1,490,000	1,238,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	16,333,000	(893,000)
Net Cash Provided by (Used in) Financing Activities	16,333,000	(893,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,108,000	644,000
Cash and Cash Equivalents at Beginning of Year	7,902,000	7,258,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,010,000	$7,902,000
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$461,000	$494,000
Income Taxes Paid, Net of Refunds Received	$56,000	$46,000
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$365,000	$—
See Accompanying Notes to Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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
Concentrations of Credit Risk
Most of the Association’s activities are with customers located within Phelps County, Missouri and surrounding areas. Note 3 discusses the types of securities that the Association invests in. Note 4 discusses the types of lending that the Association engages in.
Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from financial institutions and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.
The Association maintains cash in correspondent bank accounts which exceed the federally insured limits. The Association’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest bearing funds in cash and cash equivalents were $23,743,000 and $6,494,000 as of December 31, 2015 and December 31, 2014, respectively.
Certificates of Deposit in Other Financial Institutions
Certificates of deposit in other financial institutions are carried at cost and generally mature in five years or less.
Securities
Securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities (CONTINUED)
Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The Association monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Association’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined whether it is more likely than not that the Association will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.
FHLB Stock, at Cost
The Association is a member of the Federal Home Loan Bank of Des Moines (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery at par value. Both cash and stock dividends are reported as income. Management believes no impairment charge was necessary related to the FHLB stock for the years ended December 31, 2015 or 2014.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.
Interest income is accrued on the unpaid principal balance. The Association has determined the application of guidance in the nonrefundable fees and other costs standard regarding the deferral of loan origination fees and direct loan origination costs, does not have a material effect on its financial statements. As such, these fees and costs have been primarily recognized during the period they are collected and incurred, respectively. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income and amortization of related deferred loan fees or costs is suspended. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. The cash-basis is used when a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments are applied to loan principal. The determination of ultimate collectability is supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has demonstrated a period of sustained performance, and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans (CONTINUED)
Allowance for Loan Losses
The allowance for loan losses (allowance) is an estimate of loan losses inherent in the Association’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when the Association determines the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance.
The allowance consists of three primary components, general allowances, specific allowances related to impaired loans, and unallocated allowances. The general component covers non-impaired loans and is based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Association over the most recent three years. This actual loss experience is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.
A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which impairment is measured generally include loans classified as substandard, doubtful, non-accrual, or are considered a troubled debt restructured loan. When a loan is impaired, the Association measures impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, except that as a practical expedient, it may measure impairment based on an observable market price, or the fair value of the collateral if collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.
Allowance allocations other than general and specific are included in the unallocated portion. The unallocated allowance reflect the imprecision inherent in the underlying assumptions used in the methodologies for estimating the general allowance.
Under certain circumstances, the Association will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Association for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above in the calendar year of the restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and is performing according to the modified terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with other nonaccrual loans.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (CONTINUED)
The Association assigns a risk rating to all loans to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Association’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:
Unclassified:   An unclassified loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
Special Mention:   Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Association’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Association to sufficient risk to warrant adverse classification.
Substandard:   Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected.
Doubtful:   Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss:   Loans classified as loss are considered uncollectible and charged off immediately.
The Association maintains a separate general allowance for each portfolio segment. These portfolio segments include commercial business, commercial and multi-family real estate, residential real estate, and consumer and other with risk characteristics described as follows:
Commercial Business:   Commercial business loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.
Commercial and Multi-Family Real Estate:   Commercial and multi-family real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.
Residential Real Estate:   The degree of risk in residential mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (CONTINUED)
Consumer and Other:   The consumer and other loan portfolio are usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.
Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. Central Federal is subject to periodic examination by its primary regulator, which may require additions to the allowance based on judgments regarding loan portfolio information available at the time of its examinations.
Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Association has entered into commitments to extend credit, including commitments under credit arrangements, and standby letters of credit. Such financial instruments are recorded when they are funded.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value, less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Association’s financial statements.
Impairment losses on assets to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. Costs of significant asset improvements are capitalized, whereas costs relating to holding assets are expensed. Revenues and expenses from operations and changes in the valuation allowance are included in operations of foreclosed assets.
Premises and Equipment
Land is carried at cost. Other premises and equipment are carried at costs net of accumulated depreciation. Depreciation is computed on the straight-line method based principally on the estimated useful lives of the assets. Useful lives range from 15 to 40 years for building and improvements; 2 to 15 years for furniture, fixtures and equipment; and 5 years for automobiles. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.
Impairment of Long-Lived Assets
The Association tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (CONTINUED)
expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.
Advertising Costs
Advertising costs are expensed as incurred.
Income Taxes
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
Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.
The Association adopted the provision of accounting for uncertainty in income taxes. These rules establish a higher standard for tax benefits to meet before they can be recognized in a Association’s financial statements. The Association can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. The Association had no uncertain tax positions during the years ended December 31, 2015 or 2014.
The Association files federal and state income tax returns, and it is not subject to federal or state income tax examinations for taxable years prior to 2012.
Comprehensive Income
Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the statements of financial condition, such items, along with net income, are components of comprehensive income.
New Accounting Standards
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (CONTINUED)
equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Association intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact of implementation.
Subsequent Events
In preparing these financial statements, the Association has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.
NOTE 2
CERTIFICATES OF DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:
	December 31, 2015	December 31, 2014
Certificates of Deposit at Cost Maturing In:
One Year or Less	$248,000	$496,000
One Year to Five Years	2,232,000	1,488,000
Over Five Years	—	496,000
	$2,480,000	$2,480,000

NOTE 3
SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Muncipal Obligation	$408,000	$6,000	$—	$414,000
Federal Home Loan Mortgage Corp. Stock	15,000	7,000	—	22,000
Total	$423,000	$13,000	$—	$436,000

At December 31, 2015, the S&P credit rating of the municipal obligation was an AA+.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 3
SECURITIES (CONTINUED)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Home Loan Mortgage Corp. Stock	$15,000	$16,000	$—	$31,000

During the years ended December 31, 2015 and 2014, the Association did not sell any securities.
The following table indicated amortized cost and estimated fair value of securities available-for-sale at December 31, 2015 based upon contractual maturity.
	Amortized Cost	Fair Value
Five Years or Less	$—	$—
Over Ten Years	408,000	414,000
No Stated Maturity Date	15,000	22,000
Total	$423,000	$436,000

NOTE 4
LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:
	December 31,
	2015	2014
Commercial Business	$1,951,000	$1,880,000
Commercial and Multi-Family Real Estate	16,116,000	15,993,000
Residential Real Estate	31,705,000	34,179,000
Consumer and Other	418,000	432,000
	50,190,000	52,484,000
Allowance for Loan Losses	(261,000)	(279,000)
Net Deferred Loan Fees	(19,000)	(21,000)
Loans, Net	$49,910,000	$52,184,000

Residential real estate loans at December 31, 2015 and December 31, 2014 include loans secured by one-to-four family, non-owner occupied properties of  $10,177,000 and $11,759,000, respectively.
At December 31, 2015 and December 31, 2014, construction loans were $2,011,000 and $826,000, respectively. Loans in process at December 31, 2015 and December 31, 2014 were $609,000 and $282,000, respectively.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 4
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and recorded investment in loans are as follows:
December 31, 2015	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	1,000	(16,000)	6,000	2,000	7,000	—
Loans Charged-Off	—	—	(17,000)	(2,000)	—	(19,000)
Recoveries of Loans Previously Charged-Off	—	—	1,000	—	—	1,000
Balance at End of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Ending Balance: Individually Evaluated for Impairment	$—	$—	$15,000	$—	$—	$15,000
Ending Balance: Collectively Evaluated for Impairment	$5,000	$30,000	$168,000	$4,000	$39,000	$246,000
Loans:
Ending Balance: Individually Evaluated for Impairment	$—	$390,000	$289,000	$—		$679,000
Ending Balance: Collectively Evaluated for Impairment	$1,951,000	$15,726,000	$31,416,000	$418,000		$49,511,000

December 31, 2014	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$3,000	$142,000	$149,000	$4,000	$53,000	$351,000
Provision for Loan Losses	1,000	(96,000)	173,000	3,000	(21,000)	60,000
Loans Charged-Off	—	—	(129,000)	(4,000)	—	(133,000)
Recoveries of Loans Previously Charged-Off	—	—	—	1,000	—	1,000
Balance at End of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Ending Balance: Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively Evaluated for Impairment	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Loans:
Ending Balance: Individually Evaluated for Impairment	$—	$442,000	$590,000	$3,000		$1,035,000
Ending Balance: Collectively Evaluated for Impairment	$1,880,000	$15,551,000	$33,589,000	$429,000		$51,449,000

At December 31, 2015, there was one impaired loan, with a principal balance of  $289,000 with an allowance of  $15,000 recorded. There were no impaired loans with an allowance recorded at December 31, 2014. See Note 15 for impairment losses related to nonrecurring fair value measurements of impaired loans.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 4
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:
	Risk Profile by Risk Rating
December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,951,000	$15,726,000	$31,049,000	$418,000	$49,144,000
Special Mention	—	—	225,000	—	225,000
Substandard	—	390,000	431,000	—	821,000
Total	$1,951,000	$16,116,000	$31,705,000	$418,000	$50,190,000

	Risk Profile by Risk Rating
December 31, 2014	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,631,000	$15,993,000	$32,795,000	$429,000	$50,848,000
Special Mention	198,000	—	679,000	—	877,000
Substandard	51,000	—	705,000	3,000	759,000
Total	$1,880,000	$15,993,000	$34,179,000	$432,000	$52,484,000

The following tables show the aging analysis of the loan portfolio by time past due:
	Accruing Interest
December 31, 2015	Current	30 – 89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans
Commercial Business	$1,951,000	$—	$—	$—	$1,951,000
Commerical and Multi-Family Real Estate	15,726,000	—	—	390,000	16,116,000
Residential Real Estate	31,130,000	186,000	100,000	289,000	31,705,000
Consumer and Other	406,000	12,000	—	—	418,000
	$49,213,000	$198,000	$100,000	$679,000	$50,190,000

	Accruing Interest
December 31, 2014	Current	30 – 89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans
Commercial Business	$1,880,000	$—	$—	$—	$1,880,000
Commerical and Multi-Family Real Estate	15,942,000	—	—	51,000	15,993,000
Residential Real Estate	33,132,000	145,000	312,000	590,000	34,179,000
Consumer and Other	417,000	12,000	—	3,000	432,000
	$51,371,000	$157,000	$312,000	$644,000	$52,484,000

Interest income that would have been recorded for the years ended December 31, 2015 and December 31, 2014 had nonaccrual loans been current according to their original terms, amounted to $23,000 and $39,000, respectively. Interest income recognized on nonaccrual loans during the years ended December 31, 2015 and 2014 amounted to $5,000 and $2,000, respectively.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 4
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present information related to impaired loans:
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$—	$391,000	$12,000
Residential Real Estate	—	130,000	—	3,000	5,000
Consumer and Other	—	—	—	—	—
Total Loans With No Related Allowance Recorded	$390,000	$520,000	$—	$394,000	$17,000
Loans With an Allowance Recorded:
Residential Real Estate	$289,000	$306,000	$15,000	$301,000	$—
Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$—	$391,000	$12,000
Residential Real Estate	289,000	436,000	15,000	304,000	5,000
Total	$679,000	$826,000	$15,000	$695,000	$17,000

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$442,000	$471,000	$—	$456,000	$12,000
Residential Real Estate	590,000	837,000	—	598,000	2,000
Consumer and Other	3,000	3,000	—	3,000	—
Total Loans With No Related Allowance Recorded	$1,035,000	$1,311,000	$—	$1,057,000	$14,000

The Association does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.
There were no loans modified in TDRs for the years ended December 31, 2015 and 2014.
As of December 31, 2015, the Association did not have any loan in process of foreclosure.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 5
FORECLOSED ASSETS

Activity in foreclosed assets is as follows:
	Year Ended December 31,
	2015	2014
Balance at Beginning of Year	$243,000	$243,000
Additions	365,000	—
Sales	—	—
Loss on Sales	—	—
Balance at End of Year	$608,000	$243,000

Foreclosed assets by property type are as follows:
	December 31,
	2015	2014
Commercial Real Estate	$243,000	$243,000
Residential Real Estate	365,000	—
	$608,000	$243,000

NOTE 6
PREMISES AND EQUIPMENT

Components of premises and equipment are as follows:
	December 31,
	2015	2014
Land	$229,000	$229,000
Building and Improvements	1,115,000	1,115,000
Furniture, Fixtures and Equipment	482,000	475,000
Automobile	13,000	13,000
	1,839,000	1,832,000
Less: Accumulated Depreciation	1,163,000	1,093,000
Premises and Equipment, Net	$676,000	$739,000

NOTE 7
DEPOSITS

Deposits consist of the following:
	December 31,
	2015	2014
Noninterest-Bearing Demand Deposits	$21,845,000	$2,640,000
Interest-Bearing Demand Deposits	18,765,000	18,936,000
Savings	3,485,000	3,625,000
Certificates of Deposit, $250,000 or more	3,018,000	3,535,000
Certificates of Deposit, less than $250,000	19,502,000	21,546,000
Total	$66,615,000	$50,282,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 7
DEPOSITS (CONTINUED)

Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250,000 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.
At December 31, 2015, the demand deposit balances of the Association include approximately $19,236,000 of funds received in the subscription and community offerings discussed in more detail in Note 17.
As of December 31, 2015, the scheduled maturities of certificates of deposit are as follows:
December 31, 2015
Certificates of Deposit:
2016	$12,218,000
2017	7,189,000
2018	1,425,000
2019	642,000
2020	955,000
Thereafter	91,000
Total	$22,520,000

Deposit interest expense consisted of the following:
	Year Ended December 31,
	2015	2014
NOW and Money Market Deposit Accounts	$106,000	$92,000
Savings	11,000	11,000
Certificates of Deposit	344,000	391,000
Total	$461,000	$494,000

NOTE 8
FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES

The Association has entered into an Advances, Pledges, and Security Agreement with the FHLB whereby mortgage loans have been pledged with a maximum borrowing capacity of  $18,615,000 and $20,499,000 at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, the Association did not have any advances.
The Association has entered into a Borrower in Custody Arrangement with the Federal Reserve Bank of St. Louis (FRB). The Association has pledged commercial and consumer loans of approximately $6,111,000 and $6,512,000 at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, the Association did not have any advances from the FRB.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 9
RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Association has granted loans to officers, directors, and their affiliates (related parties). Activity associated with loans made to related parties are as follows:
	December 31,
	2015	2014
Balance at Beginning of Year	$821,000	$716,000
Change in Related Parties	1,350,000	—
New Loans and Advances	220,000	171,000
Repayments	(193,000)	(66,000)
Balance at End of Year	$2,198,000	$821,000

Deposits from related parties held by the Association were $2,003,000 and $1,454,000 at December 31, 2015 and December 31, 2014, respectively.
NOTE 10
INCOME TAXES

The components of income tax expense for the years ended December 31, 2015 and 2014 are as follows:
	Year Ended December 31,
	2015	2014
Current:
Federal	$29,000	$71,000
State	15,000	10,000
	44,000	81,000
Deferred:
Federal	7,000	(18,000)
State	(7,000)	(3,000)
	—	(21,000)
	$44,000	$60,000

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:
	Year Ended December 31,
	2015	2014
Expected Tax Provision at a 34% Rate	$38,000	$61,000
Graduated Tax Rate – Benefit	(12,000)	(8,000)
State Tax (Net of Federal Tax Benefit)	4,000	6,000
Other	14,000	1,000
Total	$44,000	$60,000
Effective Tax Rate	38.9%	33.5%

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 10
INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:
	December 31,
	2015	2014
Deferred Tax Assets:
Allowance for Loan Losses	$101,000	$148,000
Deferred Loan Fees	7,000	9,000
Nonaccrual Loan Interest	15,000	17,000
Other	2,000	21,000
Deferred Tax Liabilities:
Accumulated Depreciation	(23,000)	(36,000)
Unrealized Gains on Securities Available-for-Sale	(3,000)	(5,000)
Other	(8,000)	(10,000)
Net Deferred Tax Asset	$91,000	$144,000

Retained earnings includes approximately $1,604,000 which represents tax bad debt reserves for which no provision for income taxes has been recorded in the accompanying financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to income taxes at the then prevailing corporate rate.
NOTE 11
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
The following financial instruments whose contract amount represents credit risk were approximately as follows:
	December 31,
	2015	2014
Commitments to Extend Credit	$5,626,000	$2,589,000
Standby Letters of Credit	15,000	15,000
	$5,641,000	$2,604,000
Range of Rates on Fixed Rate Commitments	2.0 – 18.0%	2.4 – 18.0%

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

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 11
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

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
NOTE 12
Legal Contingencies

The Association may be subject to claims and lawsuits which may arise primarily in the ordinary course of business. It is the opinion of management, if such claims are made, that the disposition or ultimate resolution of the claims and lawsuits will not have a material adverse effect on the financial position of the Association.
NOTE 13
EMPLOYEE BENEFITS

The Association has a Savings Incentive Match Plan (SIMPLE IRA) plan for full-time employees. A participant may elect to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The Association made matching contributions to participants as defined by the Plan of $14,000 and $15,000 for the years ended December 31, 2015 and 2014, respectively. There are no vesting requirements.
NOTE 14
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
As of December 31, 2015, the most recent notification from the banking regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Association’s category.
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 2015 and 2014, that the Association met all its capital adequacy requirements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 14
REGULATORY MATTERS (CONTINUED)

The Association’s capital amounts and ratios are presented in the following table.
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital to Risk Weighted Assets	$13,813,000	36.8%	$3,002,000	8.0%	$3,753,000	10.0%
Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	2,252,000	6.0%	3,002,000	8.0%
Common Equity Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	1,689,000	4.5%	2,439,000	6.5%
Tier I Capital to Average Assets	13,552,000	20.5%	2,639,000	4.0%	3,299,000	5.0%
December 31, 2014
Total Capital to Risk Weighted Assets	$13,863,000	34.7%	$3,199,000	8.0%	$3,998,000	10.0%
Tier I Capital to Risk Weighted Assets	13,571,000	33.9%	1,599,000	4.0%	2,399,000	6.0%
Tier I Capital to Average Assets	13,571,000	21.2%	2,558,000	4.0%	3,198,000	5.0%
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
NOTE 15
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

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 15
FAIR VALUE MEASUREMENTS (CONTINUED)

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Association adopted the policy to value certain financial instruments at fair value. The Association has not elected to measure any existing financial instruments at fair value except available for sale securities; however, it may elect to measure newly acquired financial instruments at fair value in the future.
Recurring Basis
The Association uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total
December 31, 2015
Securities Available-for-Sale
Municipal Obligation	$—	$414,000	$—	$414,000
Federal Home Loan Mortgage Corp. Stock	22,000	—	—	22,000
	$22,000	$414,000	$—	$436,000
December 31, 2014
Securities Available-for-Sale
Federal Home Loan Mortgage Corp. Stock	$31,000	$—	$—	$31,000

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
When available, the Association uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Association’s securities for which quoted prices are not available for identical securities in an active market, the Association determines fair value utilizing vendors who apply matrix pricing for similar bonds for which no price is observable or may compile prices from various sources.
Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.
Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the years ended December 31, 2015 and 2014 consisted of the following:
	Level 1	Level 2	Level 3	Impairment Losses
December 31, 2015
Impaired Loans	$—		$274,000	$15,000
December 31, 2014
Impaired Loans	$—		$265,000	$104,000

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 15
FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis (CONTINUED)
The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of December 31, 2015, and December 31, 2014:
	Valuation Techniques	Unobservable Inputs	Range (Average)
Impaired Loans	Evaluation of Collateral	Estimation of Value	NM*
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
NOTE 16
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

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 16
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Certificates of Deposit in Other Financial Institutions (CONTINUED)
FHLB Stock, at Cost
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
Off-Balance-Sheet Credit-Related Instruments
Off-Balance-Sheet Credit-Related Instrument commitments are generally of a short-term nature. The contract amount of such commitments approximates their fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.
Fair Value of Financial Instruments
The estimated fair values, and related carrying or notional amounts, of the Association’s financial instruments are as follows:
	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial Assets:
Cash and Cash Equivalents	$25,010,000	25,010,000	$7,902,000	$7,902,000	1
Certificates of Deposits in Other Financial Institutions	2,480,000	2,493,000	2,480,000	2,519,000	2
Federal Home Loan Bank Stock	77,000	77,000	78,000	78,000	2
Loans, net	49,910,000	50,317,000	52,184,000	52,031,000	3
Accrued Interest Receivable	115,000	115,000	122,000	122,000	2
Financial Liabilities:
Deposits	66,615,000	66,815,000	50,282,000	50,624,000	3
Accrued Interest Payable	1,000	1,000	1,000	1,000	2
NOTE 17
SUBSEQUENT EVENT — COMPLETION OF CONVERSION

On August 4, 2015, the Board of Directors of the Association adopted a Plan of Conversion, which was amended on October 20, 2015, provided for the Association to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF ROLLA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
NOTE 17
SUBSEQUENT EVENT — COMPLETION OF CONVERSION (CONTINUED)

On January 12, 2016, the Association completed its conversion from the mutual to the stock form of organization and now operates as a wholly-owned subsidiary of a newly organized savings and loan holding company, Central Federal Bancshares, Inc. (the “Holding Company”). In connection with the conversion, the Holding Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the employee stock ownership plan formed by the Association in connection with the conversion. In addition, the Holding Company contributed an additional 68,770 shares of common stock, and $100,000 in cash, to the Central Federal Community Foundation, a charitable organization created by the Company and the Association in connection with the Association’s conversion and the related stock offering. The Holding Company is incorporated under the laws of the State of Missouri and owns all of the outstanding common stock of the Association.
The costs of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. At December 31, 2015 and 2014, the Association had incurred conversion costs of $1,382,000 and $0, respectively.
In connection with the Plan of Conversion and stock offering, the Association entered into an employment agreement with the President and Chief Executive Officer that contains change in control provisions and entered into change in control agreements with another executive officer of the Association.
In accordance with applicable federal conversion regulations, at the time of the completion of the conversion, the Association established a liquidation account in an amount equal to the Association’s total retained earnings as of the latest balance sheet date in the final prospectus used in the conversion (which was June 30, 2015). Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
The conversion was accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and equity unchanged as a result.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Central Federal Bancshares, Inc.
Date: March 30, 2016	By: /s/ William A. Stoltz William A. Stoltz President and Chief Executive Officer
Signatures
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Stoltz and Barbara E. Hamilton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature	Title	Date
/s/ William A. Stoltz William A. Stoltz	President and Chief Executive Officer (principal executive officer, principal financial officer, & principal accounting officer)	March 30, 2016
/s/ Michael E. Estey Michael E. Estey	Chairman of the Board of Directors and Director	March 30, 2016
/s/ Stephen L. Bowles Stephen L. Bowles	Director	March 30, 2016
/s/ Jeffrey L. McKune Jeffrey L. McKune	Director	March 30, 2016
/s/ Larry D. Thomas Larry D. Thomas	Director	March 30, 2016
/s/ James R. Sowers James R. Sowers	Director	March 30, 2016
/s/ Robert R. Thompson Robert R. Thompson	Director	March 30, 2016
/s/ John D. Wiggins John D. Wiggins	Director	March 30, 2016

Exhibit Index
Exhibit No.	Description
3.1	Articles of Incorporation of Central Federal Bancshares, Inc.*
3.2	Bylaws of Central Federal Bancshares, Inc.*
4.0	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.*
10.2	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**
10.3	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton**
21	Subsidiaries
24	Power of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Financial Condition, (ii) the Statements of Income; (iii) the Statements of Comprehensive Income; (iv) the Statements of Equity, (v) the Statements of Cash Flows; and (vi) the Notes to the Financial Statements

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

**
Management contract or compensatory agreement or arrangement.