Form 10-Q
period 2016-03-31
Central Federal Bancshares, Inc
filed 2016-05-13
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES ☐     NO ☒

As of May 12, 2016, there were 1,788,020 shares of common stock outstanding.

Central Federal Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

central federal bancshares, inc.

consolidated statementS of financial condition

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$19,215,000	$24,910,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	19,315,000	25,010,000
Certificates of Deposits in Other Financial Institutions	3,472,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $6,581,000 at March 31, 2016, and $423,000 at December 31, 2015)	6,503,000	436,000
Federal Home Loan Bank (FHLB) Stock, at Cost	97,000	77,000
Loans, Net of Allowance for Loan Losses of $261,000 at March 31, 2016 and December 31, 2015	50,631,000	49,910,000
Foreclosed Assets	269,000	608,000
Premises and Equipment, Net	664,000	676,000
Accrued Interest Receivable	133,000	115,000
Deferred Tax Asset, Net	98,000	91,000
Other Assets	129,000	1,490,000
Total Assets	$81,311,000	$80,893,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$2,616,000	$21,845,000
Interest-Bearing	50,749,000	44,770,000
Total Deposits	53,365,000	66,615,000
Other Liabilities	104,000	628,000
Total Liabilities	53,469,000	67,243,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued and outstanding at March 31, 2016	18,000	-
Additional Paid-In Capital	16,437,000	-
Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	(1,420,000)	-
Retained Earnings - Substantially Restricted	12,855,000	13,640,000
Accumulated Other Comprehensive Income (Loss)	(48,000)	10,000
Total Stockholders’ Equity	27,842,000	13,650,000
Total Liabilities and Stockholders’ Equity	$81,311,000	$80,893,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$558,000	$622,000
Securities and Other	53,000	14,000
Total Interest Income	611,000	636,000
INTEREST EXPENSE
Deposits	97,000	119,000
Total Interest Expense	97,000	119,000
NET INTEREST INCOME	514,000	517,000
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	514,000	517,000
NONINTEREST INCOME
Customer Service Fees	12,000	10,000
Other Income	10,000	3,000
Total Noninterest Income	22,000	13,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	258,000	260,000
Data Processing and Other Outside Services	61,000	56,000
FDIC Insurance and Regulatory Assessment	22,000	20,000
Occupancy and Equipment	50,000	54,000
Legal and Professional Services	113,000	15,000
Supplies, Telephone, and Postage	12,000	11,000
Operations of Foreclosed Assets, net	3,000	4,000
Contribution to Charitable Foundation	788,000	-
Other	24,000	23,000
Total Noninterest Expense	1,331,000	443,000
INCOME (LOSS) BEFORE INCOME TAXES	(795,000)	87,000
INCOME TAX EXPENSE (BENEFIT)	(10,000)	30,000
NET INCOME (LOSS)	$(785,000)	$57,000

Common share data
Basic and diluted loss per share (1)	$(0.55)	N/A

(1)	Basic and diluated earnings per share is N/A for the three months ended March 31, 2015 as no shares were outstanding during the period.

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
NET INCOME (LOSS)	$(785,000)	$57,000
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities Available-for-Sale	(91,000)	4,000
Income Tax (Expense) Benefit	33,000	(2,000)
Total Other Comprehensive Income (Loss), net of tax	(58,000)	2,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$(843,000)	$59,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF CHANGES in stockholders’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2014	$-	$-	$-	$13,571,000	$11,000	$13,582,000
Net income	-	-	-	57,000	-	57,000
Other comprehensive income	-	-	-	-	2,000	2,000
BALANCE, MARCH 31, 2015 (unaudited)	$-	$-	$-	$13,628,000	$13,000	$13,641,000

BALANCE, DECEMBER 31, 2015	$-	$-	$-	$13,640,000	$10,000	$13,650,000
Net loss	-	-	-	(785,000)	-	(785,000)
Other comprehensive loss	-	-	-	-	(58,000)	(58,000)
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	(1,430,000)
Earned ESOP shares	-	-	10,000	-	-	10,000
BALANCE, MARCH 31, 2016 (unaudited)	$18,000	$16,437,000	$(1,420,000)	$12,855,000	$(48,000)	$27,842,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(785,000)	$57,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Amortization of Securities	1,000	-
Provision for Loan Losses	-	-
Depreciation	18,000	19,000
Deferred Income Tax	26,000	57,000
Loss on Sale of Foreclosed Assets	9,000	-
ESOP Expense	10,000	-
Net Changes in:
Accrued Interest Receivable	(18,000)	(1,000)
Other Assets	1,361,000	(65,000)
Income Taxes Payable	-	-
Other Liabilities	(524,000)	(4,000)
Net Cash Provided by Operating Activities	98,000	63,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest-Bearing Deposits in
Other Financial Institutions	(992,000)	-
Net Change in FHLB Stock	(20,000)	1,000
Purchase of Securities Available-for-Sale	(6,159,000)	-
Net Decrease (Increase) in Loans	(747,000)	2,140,000
Purchases of Premises and Equipment	(6,000)	(6,000)
Proceeds from Sale of Foreclosed Assets	356,000	-
Net Cash (Used In) Provided by Investing Activities	(7,568,000)	2,135,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	(13,250,000)	(255,000)
Proceeds from Issuance of Common Stock	15,025,000	-
Net Cash Provided by (Used In) Financing Activities	1,775,000	(255,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,695,000)	1,943,000
Cash and Cash Equivalents at Beginning of Period	25,010,000	7,902,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,315,000	$9,845,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$90,000	$113,000
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$26,000	$265,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Central Federal Bancshares, Inc. (“Central Federal Bancshares” or the “Company”) is a holding company that owns 100% of Central Federal Savings and Loan Association of Rolla (“Central Federal”). Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. Central Federal offers a variety of loan and deposit products to meet the borrowing needs of its customers. Central Federal operates out of its office in Rolla, Missouri. Central Federal is subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency, or OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation, or FDIC, its deposit insurer.

Stock Conversion

On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company.  On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the employee stock ownership plan formed by Central Federal in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock, and $100,000 in cash, to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The costs of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of $1,425,000.

In accordance with applicable federal conversion regulations, at the time of the completion of the conversion, Central Federal established a liquidation account in an amount equal to Central Federal’s total retained earnings as of the latest balance sheet date in the final prospectus used in the conversion (which was June 30, 2015). Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of Central Federal, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. Central Federal may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion will be accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of and for the three months ended March 31, 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation. The financial statements as of December 31, 2015 and the unaudited financial statements for the three months ended March 31, 2015 represent Central Federal only, as the conversion to stock form had not yet occurred.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2016, and the results of operations and cash flows for the periods ended March 31, 2016 and 2015, and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of Central Federal for the year ended December 31, 2015, contained in the 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this ASU include the following: (1) Companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) An increase in the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) Finally, companies are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods beginning after December 15, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Reclassification

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 2	LOSS per share

Loss per share is based upon the weighted-average shares outstanding. The shares outstanding were issued on January 12, 2016. The shares in the Company’s Employee Stock Ownership Plan, which have been committed to be released, are considered outstanding.

Three Months Ended March 31, 2016
(Unaudited)
Basic and Diluted Loss per Share:

Net Loss	$(785,000)
Less: Dividends Paid on Common Stock	-
Undistributed Loss	$(785,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,428,679

Distributed Loss per Share	$-
Undistributed Loss per Share	(0.55)
Net Loss per Share	$(0.55)

note 3	Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
One Year or Less	$248,000	$248,000
One Year to Five Years	3,224,000	2,232,000
Over Five Years	-	-
	$3,472,000	$2,480,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES

The amortized cost and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2016 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$5,149,000	$-	$66,000	$5,083,000
Small Business Administration Pools	1,009,000	-	20,000	989,000
Muncipal Obligation	408,000	5,000	-	413,000
Federal Home Loan Mortgage Corp. Stock	15,000	3,000	-	18,000
Total	$6,581,000	$8,000	$86,000	$6,503,000

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Muncipal Obligation	$408,000	$6,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	15,000	7,000	-	22,000
Total	$423,000	$13,000	$-	$436,000

The amortized cost and fair value of securities available-for-sale as of March 31, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage backed securities, because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized Cost	Fair Value
	(Unaudited)
Five Years or Less	$-	$-
Over Ten Years	1,417,000	1,402,000
Mortgage Backed Securities	5,149,000	5,083,000
No Stated Maturity Date	15,000	18,000
Total	$6,581,000	$6,503,000

There were no securities pledged as collateral at March 31, 2016 and December 31, 2015.

During the three-month periods ended March 31, 2016 and 2015, the Company did not sell any securities.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES (CONTINUED)

The following table shows securities with gross unrealized losses at March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2015.

	March 31, 2016 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities	$5,083,000	$(66,000)	$-	$-	$5,083,000	$(66,000)
Small Business Administration Pools	989,000	(20,000)	-	-	989,000	(20,000)
Total	$6,072,000	$(86,000)	$-	$-	$6,072,000	$(86,000)

There were no securities with unrealized losses which management believes were other-than-temporarily impaired, at March 31, 2016 and December 31, 2015.

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Commercial Business	$1,988,000	$1,951,000
Commercial and Multi-Family Real Estate	15,948,000	16,116,000
Residential Real Estate	32,533,000	31,705,000
Consumer and Other	442,000	418,000
	50,911,000	50,190,000
Allowance for Loan Losses	(261,000)	(261,000)
Net Deferred Loan Fees	(19,000)	(19,000)
Loans, Net	$50,631,000	$49,910,000

Residential real estate loans at March 31, 2016 and December 31, 2015 include loans secured by one- to four-family, non-owner occupied properties of $9,175,000 and $10,177,000, respectively.

At March 31, 2016 and December 31, 2015, construction loans were $2,167,000 and $2,011,000, respectively. Loans in process at March 31, 2016 and December 31, 2015 were $580,000 and $609,000, respectively.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015:

March 31, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	-	8,000	10,000	5,000	(23,000)	-
Loans Charged-Off	-	-	-	1,000	-	1,000
Recoveries of Loans
Previously Charged-Off	-	-	(1,000)	-	-	(1,000)
Balance at End of Period	$5,000	$38,000	$192,000	$10,000	$16,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$5,000	$38,000	$177,000	$10,000	$16,000	$246,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$389,000	$374,000	$-		$763,000

Ending Balance: Collectively Evaluated for Impairment	$1,988,000	$15,559,000	$32,159,000	$442,000		$50,148,000

December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$390,000	$289,000	$-		$679,000

Ending Balance: Collectively Evaluated for Impairment	$1,951,000	$15,726,000	$31,416,000	$418,000		$49,511,000

March 31, 2015 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	1,000	(15,000)	8,000	-	6,000	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	-	-	-	-
Balance at End of Period	$5,000	$31,000	$201,000	$4,000	$38,000	$279,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$5,000	$31,000	$186,000	$4,000	$38,000	$264,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
March 31, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,988,000	$15,559,000	$31,757,000	$440,000	$49,744,000
Special Mention	-	-	267,000	-	267,000
Substandard	-	389,000	509,000	2,000	900,000
Total	$1,988,000	$15,948,000	$32,533,000	$442,000	$50,911,000

	Risk Profile by Risk Rating
December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,951,000	$15,726,000	$31,049,000	$418,000	$49,144,000
Special Mention	-	-	225,000	-	225,000
Substandard	-	390,000	431,000	-	821,000
Total	$1,951,000	$16,116,000	$31,705,000	$418,000	$50,190,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
March 31, 2016 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans
Commercial Business	$1,988,000	$-	$-	$-	$1,988,000
Commerical and Multi-Family Real Estate	15,559,000	-	-	389,000	15,948,000
Residential Real Estate	31,974,000	95,000	90,000	374,000	32,533,000
Consumer and Other	434,000	8,000	-	-	442,000
	$49,955,000	$103,000	$90,000	$763,000	$50,911,000

	Accruing Interest
December 31, 2015	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans
Commercial Business	$1,951,000	$-	$-	$-	$1,951,000
Commerical and Multi-Family Real Estate	15,726,000	-	-	390,000	16,116,000
Residential Real Estate	31,130,000	186,000	100,000	289,000	31,705,000
Consumer and Other	406,000	12,000	-	-	418,000
	$49,213,000	$198,000	$100,000	$679,000	$50,190,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

Interest income that would have been recorded for the three months ended March 31, 2016 and 2015 had nonaccrual loans been current according to their original terms amounted to $7,000 and $4,000, respectively. Interest income recognized on nonaccrual loans during the three months ended March 31, 2016 and 2015 amounted to $0 and $1,000, respectively.

The following tables present information related to impaired loans:

March 31, 2016 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$389,000	$389,000	$-
Residential Real Estate	90,000	220,000	-
Total Loans With No Related Allowance Recorded	$479,000	$609,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$284,000	$304,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$389,000	$389,000	$-
Residential Real Estate	374,000	524,000	15,000
Total	$763,000	$913,000	$15,000

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	-	130,000	-
Total Loans With No Related Allowance Recorded	$390,000	$520,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$289,000	$306,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	289,000	436,000	15,000
Total	$679,000	$826,000	$15,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

Three Months Ended March 31, 2016 (Unaudited)	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$3,000
Residential Real Estate	45,000	-
Total Loans With No Related Allowance Recorded	$435,000	$3,000

Loans With an Allowance Recorded:
Residential Real Estate	$286,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$3,000
Residential Real Estate	331,000	-
Total	$721,000	$3,000

Three Months Ended March 31, 2015 (Unaudited)
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$394,000	$3,000
Residential Real Estate	27,000	1,000
Total Loans With No Related Allowance Recorded	$421,000	$4,000

Loans With an Allowance Recorded:
Residential Real Estate	$155,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$394,000	$3,000
Residential Real Estate	182,000	1,000
Total	$576,000	$4,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the three months ended March 31, 2016 and 2015.

central federal bancshares, inc.

notes to CoNsolidated financial statements

Note 6	foreclosed assets

Activity in foreclosed assets is as follows:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Balance Beginning of Period	$608,000	$243,000
Additions	26,000	265,000
Sales	(356,000)	-
Loss on Sales	(9,000)	-
Balance at End of Period	$269,000	$508,000

note 7	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
Commitments to Extend Credit	$2,557,000	$5,626,000
Standby Letters of Credit	15,000	15,000
	$2,572,000	$5,641,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 7	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments.

note 8	INCOME TAXES

In connection with the offering of common stock, the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of $787,700. For Federal income tax purposes, the deduction for charitable contributions is limited to a maximum of 10% of taxable income before charitable contributions, net operating losses and dividends received deductions. The Company is permitted, under the Internal Revenue Code, to carry the excess contribution over the five-year period following the contribution to the charitable foundation, subject to the 10% annual limitation.

The Company may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. The Company estimates it will not be able to fully utilize the carryover and, in the first quarter of 2016, established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. As of March 31, 2016, the deferred tax asset related to the contribution that is not deemed to be realized is $319,000.

note 9	REGULATORY MATTERS

Central Federal is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Federal must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not generally applicable to savings and loan holding companies.

As of March 31, 2016, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of March 31, 2016 and December 31, 2015, that Central Federal met all its capital adequacy requirements.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 9	REGULATORY MATTERS (CONTINUED)

Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016 (Unaudited)
Total Capital to Risk Weighted Assets	$20,374,000	53.1%	$3,069,000	8.0%	$3,837,000	10.0%

Tier I Capital to Risk Weighted Assets	20,114,000	52.4%	2,302,000	6.0%	3,069,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	20,114,000	52.4%	1,726,000	4.5%	2,494,000	6.5%

Tier I Capital to Average Assets	20,114,000	27.1%	2,969,000	4.0%	3,711,000	5.0%

December 31, 2015
Total Capital to Risk Weighted Assets	$13,813,000	36.8%	$3,002,000	8.0%	$3,753,000	10.0%

Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	2,252,000	6.0%	3,002,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	1,689,000	4.5%	2,439,000	6.5%

Tier I Capital to Average Assets	13,552,000	20.5%	2,639,000	4.0%	3,299,000	5.0%

The Basel III Capital Rules, which became effective January 1, 2015, revised the prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 risk-based ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 risk-based ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 risk-based capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 risk-based capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%); and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk based capital requirement for any prompt corrective action category. The rules also establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

NOTE 10	EMPLOYEE STOCK OWNERSHIP PLAN (“esop”)

On January 12, 2016, the Company announced the formation of the Employee Stock Ownership Plan, a non-contributory plan for its employees. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 10	EMPLOYEE STOCK OWNERSHIP PLAN (“esop”) (CONTINUED)

The ESOP was originally established with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $10,000 for the three months ended March 31, 2016.

A summary of Central Federal’s ESOP is as follows for the three-months ended March 31, 2016:

At March 31, 2016
(unaudited)

Allocated	1,430
Committed-to-be-allocated	-
Unallocated	141,612
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,529,410

NOTE 11	FAIR VALUE MEASUREMENTS

The Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities valued at fair value are categorized based on the inputs to the valuation techniques as follows:

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 11	FAIR VALUE MEASUREMENTS (CONTINUED)

Subsequent to initial recognition, the Company may remeasure the carrying value of assets and liabilities measured on a nonrecurring basis to fair value. Adjustments to fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Company adopted the policy to value certain financial instruments at fair value. The Company has not elected to measure any existing financial instruments at fair value; however, it may elect to measure newly acquired financial instruments at fair value in the future.

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2016 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$5,083,000	$-	$5,083,000
Small Business Administration Pools	-	989,000	-	989,000
Municipal Obligation	-	413,000	-	413,000
Federal Home Loan Mortgage Corp. Stock	18,000	-	-	18,000
	$18,000	$6,485,000	$-	$6,503,000
December 31, 2015
Securities Available-for-Sale
Municipal Obligation	$-	$414,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	22,000	-	-	22,000
	$22,000	$414,000	$-	$436,000

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities for which quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds for which no price is observable or may compile prices from various sources. Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, amount other factors.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 11	FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the periods ended March 31, 2016 and December 31, 2015 consisted of the following:

	Level 1	Level 2	Level 3	Impairment Losses
March 31, 2016 (Unaudited)
Impaired Loans	$-	$-	$269,000	$15,000
December 31, 2015
Impaired Loans	$-	$-	$274,000	$15,000

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of March 31, 2016 and December 31, 2015:

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 11	FAIR VALUE MEASUREMENTS (CONTINUED)

Impaired Loans (Continued)

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

NOTE 12	fair value OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the statements of financial condition. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances at March 31, 2016, and December 31, 2015 are not carried at fair value in their entirety on the statements of financial condition.

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

Federal Home Loan Bank (“FHLB”) Stock, at Cost

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 12	fair value OF FINANCIAL INSTRUMENTS (Continued)

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

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2016		December 31, 2015
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$19,315,000	$19,315,000	$25,010,000	$25,010,000	1
Certificates of Deposit in Other Financial Institutions	3,472,000	3,488,000	2,480,000	2,493,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	5,083,000	5,083,000	-	-	2
Small Business Administration Pools	989,000	989,000	-	-	2
Municipal Obligation	413,000	413,000	414,000	414,000	2
FHLMC Stock	18,000	18,000	22,000	22,000	1
FHLB Stock	97,000	97,000	77,000	77,000	2
Loans, net	50,631,000	51,004,000	49,910,000	50,317,000	3
Accrued Interest Receivable	133,000	133,000	115,000	115,000	2
Financial Liabilities:
Deposits	53,365,000	53,323,000	66,615,000	66,815,000	3
Accrued Interest Payable	7,000	7,000	1,000	1,000	2

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

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to implement our strategic plans;

•	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to have sufficient taxable income to be able to fully deduct the contribution to our charitable foundation;

•	the recovery of the valuation allowance on deferred tax assets;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in our compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

Overview

Central Federal Bancshares, Inc. (“Central Federal Bancshares” or the “Company”) is a holding company that owns 100% of Central Federal Savings and Loan Association of Rolla (“Central Federal”). Central Federal is a community-oriented financial institution founded in 1952, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri countries of Dent, Texas, Crawford, Pulaski and Maries. We currently operate out of our office in Rolla, Missouri.

We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and non-owner occupied one-to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

We will continue to explore ways to service our customers and their needs in order to be a full service banking institution. The results of our operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on interest-earning assets, primarily loans, and interest we pay on interest-bearing liabilities, consisting of deposits. The interest income we generate is based on the origination of commercial, mortgage and consumer loans. Our primary source of funding is deposits. The largest expenses we incur are associated with salaries and related employee benefits. It is critical for Central Federal to maintain appropriate regulatory leverage and risk-based capital ratios.

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

Allowance for Loan Losses. The allowance for loan losses is an estimate made by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged-off against the allowance when Central Federal determines the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance. Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, Central Federal’s primary regulator may require additions to the allowance based on their judgment about information available at the time of their examinations. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the Company’s contribution to establish the Central Federal Community Foundation. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of the deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and probability that taxable income will be generated in future periods. Negative evidence includes the continued expenses related to operating as a publicly traded company, current financial performance, and the general business and economic trends.

In connection with the offering of common stock, the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of approximately $688,000 (68,770 shares at the $10.00 offering price) for a total contribution of approximately $788,000. For Federal income tax purposes, the deduction for charitable contributions is limited to a maximum of 10% of taxable income before charitable contributions, net operating losses and dividends received deductions. We are permitted, under the Internal Revenue Code, to carry the excess contribution over the five-year period following the contribution to the charitable foundation, subject to the 10% annual limitation.

We may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. We estimate we will not be able to fully utilize the carryover and, in the first quarter of 2016, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows, and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview. We had a net loss of $785,000 for the three months ended March 31, 2016 as compared to net income of $57,000 for the three months ended March 31, 2015. The $842,000, or 1,477.2%, decrease in net income between the periods was primarily a result of noninterest expense increasing $888,000, and net interest income decreasing $3,000, partially offset by noninterest income increasing $9,000. We also had an income tax benefit of $10,000 for the three months ended March 31, 2016, compared to an income tax expense of $30,000 for the three months ended March 31, 2015.

Net Interest Income. Net interest income decreased by $3,000, or 0.6%, to $514,000 for the three months ended March 31, 2016 from $517,000 for the three months ended March 31, 2015. Interest income on loans decreased by $64,000 from the three months ended March 31, 2015 to the three months ended March 31, 2016, while interest expense decreased by $22,000 during that same period. In addition, securities and other interest income increased by $39,000 for the same period. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $64,000, or 10.3%, decrease in interest income on loans is a result of a decrease in the average yield on loans of 40 basis points and a $1.1 million, or 2.1%, decrease in the average balance of loans from $51.7 million for the three months ended March 31, 2015 to $50.6 million for the three months ended March 31, 2016.

The $22,000, or 18.5%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 17 basis points and a $1.0 million, or 2.2%, decrease in the average balance of interest-bearing deposits from $47.3 million for the three months ended March 31, 2015 to $46.2 million for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$50,610	$558	4.41%	$51,687	$622	4.81%
Securities and other interest bearing assets (1)	21,666	53	0.98%	9,605	14	0.58%
Total interest-earning assets	72,276	611	3.38%	61,292	636	4.15%
Non-interest-earning assets	3,630			2,343
Allowance for loan losses	(261)			(347)
Total assets	$75,645			$63,288

Interest-bearing liabilities:
Certificate of deposits	$23,061	68	1.18%	$24,680	90	1.46%
Savings	3,471	3	0.35%	3,666	3	0.33%
Money Market	9,269	12	0.52%	9,949	13	0.52%
Interest-bearing DDA	10,415	14	0.54%	8,959	13	0.58%
Total interest-bearing deposits	46,216	97	0.84%	47,254	119	1.01%
Non-interest-bearing deposits	3,098			2,339
Other non-interest-bearing liabilities	224			83
Total Liabilities	49,538			49,676
Total equity	26,107			13,612
Total liabilities and equity	$75,645			$63,288

Net interest income		$514			$517
Net interest rate spread (2)			2.54%			3.14%
Net interest-earning assets (3)	$26,060			$14,038
Net interest margin (4)		2.84%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities	156.4%			129.7%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $3,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the three months ended March 31, 2016 and 2015. We also had no net charge-offs during the three months ended March 31, 2016 and 2015.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at March 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income increased by $9,000, or 69.2%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This was primarily a result of other income increasing by $7,000, in addition to customer service fees increasing by $2,000.

Noninterest Expense. Total noninterest expenses increased by $888,000, or 200.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase primarily was attributable to a $788,000 contribution made to the Central Federal Community Foundation during the three months ended March 31, 2016. At this time, we don’t expect to make additional contributions during the year. In addition, legal and professional services expense increased by $98,000 from period to period due to higher professional fees incurred as a public company.

Income Tax Expense (Benefit). We had an income tax benefit of $10,000 for the three months ended March 31, 2016, compared to an income tax expense of $30,000 for the three months ended March 31, 2015. This is due to a loss before income taxes of $795,000 for the three months ended March 31, 2016, compared to income before income taxes of $87,000 during the same period in 2015.

Balance Sheet Analysis as of March 31, 2016 and December 31, 2015

Total Assets. At March 31, 2016, total assets totaled $81.3 million, an increase of $418,000, or 0.5%, from total assets of $80.9 million at December 31, 2015. The increase in total assets for the three months ended March 31, 2016 was due mainly to a $6.1 million, or 1,391.5%, increase in available-for-sale securities, offset by a decrease in cash and cash equivalents of $5.7 million, or 22.8%. In addition, a $992,000, or 40.0%, increase in certificates of deposit in other institutions, and a $721,000, or 1.4%, increase in net loans, was offset by a $339,000, or 55.8%, decrease in foreclosed assets and a $1.4 million, or 91.3%, decrease in other assets.

Loans. At March 31, 2016, residential real estate loans which totaled $32.5 million, or 63.9% of the total loan portfolio, compared to $31.7 million, or 63.2% of the total loan portfolio, at December 31, 2015. Residential real estate loans increased by $828,000, or 2.6%, during the three months ended March 31, 2016 as we continue to take advantage of new and existing customers in our market area.

Commercial and multi-family real estate loans totaled $15.9 million and represented 31.3% of total loans at March 31, 2016, compared to $16.1 million, or 32.1% of total loans, at December 31, 2015. The decrease in commercial and multi-family real estate loans between periods was primarily due to repayment of loans, offset by minimal originations. The market area served by Central Federal is very competitive and interest rate sensitive.

Commercial business loans totaled $2.0 million at both March 31, 2016 and December 31, 2015 and represented 3.9% of total loans as of both periods ended.

Consumer and other loans totaled $442,000, or 0.9% of total loans, at March 31, 2016 and $418,000, or 0.8% of total loans, at December 31, 2015.

Allowance for Loan Losses. The allowance for loan losses (allowance) is an estimate of probable loan losses in Central Federal’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged-off against the allowance when Central Federal determines the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

At March 31, 2016 and December 31, 2015, the allowance was $261,000. At March 31, 2016, our allowance for loan losses of $261,000 was 0.5% of total loans and 30.6% of nonperforming loans. At December 31, 2015, our allowance for loan losses of $261,000 was 0.5% of total loans and 33.5% of nonperforming loans.

There was no change in the allowance for loan losses for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, we had $1,000 of charge-offs related to consumer and other loans, as well as $1,000 of recoveries related to residential real estate loans. There were no charge-offs or recoveries for the same period in 2015.

At March 31, 2016 and December 31, 2015, the largest allowance in the portfolio was allowance for residential real estate loans which made up about $192,000, or 73.6%, and $183,000, or 70.1%, of the total allowance, respectively.

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

Furthermore, while we believe we have established our allowance for loan losses in accordance with generally accepted accounting principles and have taken into account the views of regulators and the current economic environment, there can be no assurance that in the future Central Federal’s regulators or the economic environment will not require further increases in the allowance. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Any material increases in the allowance for loan losses may adversely affect our financial condition and results of operation.

Delinquent and Non-Accrual Loans and Troubled Debt Restructurings. As of March 31, 2016, there were 5 loans delinquent between 30-89 days which totaled $103,000. This is an improvement on the 9 loans delinquent for 30-89 days which totaled $198,000 as of December 31, 2015, reflecting our continued collection efforts of past due loans. There was a decrease in the number of loans delinquent for 90 days or more from 3 loans as of December 31, 2015 to 2 loans as of March 31, 2016; however, there was an increase in the total amount delinquent from $100,000 to $479,000 from December 31, 2015 to March 31, 2016, respectively. This was due to one troubled debt restructuring (“TDR”) totaling $389,000 becoming delinquent over 90 days during this period.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. As of March 31, 2016, we had 3 loans on non-accrual status totaling $763,000, compared to December 31, 2015, at which point there were 2 loans on non-accrual status amounting to $679,000. The increase in loans on non-accrual status is due to the addition of one loan, with a $90,000 balance, offset by payments made on other non-accrual loans.

Total non-performing loans increased by $74,000 from $779,000 at December 31, 2015 to $853,000 at March 31, 2016. The majority of this change was due to an $85,000 increase in residential real estate loans on non-accrual as one loan, with a balance of $90,000, was added to non-accrual status, and a decrease of $10,000 of residential real estate loans accruing 90 days or more past due.

Under certain circumstances, Central Federal will provide borrowers relief through loan restructuring. A restructuring of debt constitutes a TDR if Central Federal, for economic or legal reasons related to the borrower’s financial situation, grants a concession to the borrower that it would not otherwise have considered. Loans that are reported as TDRs are considered impaired and measured for impairment. Depending on the individual facts and circumstances of the borrower, restructuring loans can involve loans remaining in full nonaccrual, moving to nonaccrual or continuing on accrual status.

There was one loan that was considered a TDR as of March 31, 2016 and December 31, 2015 with a balance of $389,000 and $390,000, respectively.

Foreclosed assets at March 31, 2016 totaled $269,000, and consisted of 2 properties, which is a decrease from the 3 foreclosed properties at December 31, 2015 which totaled $608,000. The decline in the total amount of foreclosed assets is due to 2 properties being sold and one property being foreclosed upon during the first quarter of 2016. The first sale was for a property sold in Cuba, Missouri for $265,000. The second sale was a property sold in Rolla, Missouri for $91,000, at a loss of $9,000. During the process of the second sale, the property was separated into 2 distinct properties. As a result, the property that was not sold was added to our foreclosed assets. This added property in Rolla, Missouri was recorded at $26,000.

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

We held $3.5 million and $2.5 million of certificates of deposit as investment in financial institutions at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, we purchased an additional $1.0 million of certificates of deposits to increase our investment portfolio, as one of our certificates of deposit will mature later this year. We plan to hold these investments until maturity.

At March 31, 2016, our securities available-for-sale consisted of 5 mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $5,083,000 and $989,000, respectively, purchased during the three months ended March 31, 2016, one municipal bond backed by a local school district with a fair value of $413,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $18,000 for a total of $6,503,000, as compared to the December 31, 2015 available-for-sale security portfolio with a fair value of $436,000.

Deposits. Deposits have traditionally been our primary source of funds for use in lending and investment activities. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand deposit accounts (such as NOW and money market accounts), statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors.

Total deposits decreased by $13.3 million, or 19.9%, from $66.6 million, or 82.4% of total assets, at December 31, 2015 to $53.4 million, or 65.6% of total assets, at March 31, 2016. The majority of the change was due to a $19.2 million decrease in non-interest bearing deposits from $21.8 million, or 32.8% of total deposits, as of December 31, 2015 to $2.6 million, or 4.9% of total deposits, as of March 31, 2016. Subscriptions in advance of the conversion of Central Federal to stock form were placed in a non-interest bearing deposit account as of December 31, 2015. After the conversion, these funds were released and removed from the deposit account.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing deposits accounted for $27.2 million, or 50.9%, of total deposits as of March 31, 2016, which is an increase of $8.4 million from $18.8 million, or 28.2% of total deposits, as of December 31, 2015. Certificates of deposit decreased by $2.5 million from $22.5 million, or 29.3% of total deposits, as of December 31, 2015 to $20.0 million, or 37.4% of total deposits, as of March 31, 2016. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity increased by $14.2 million, or 104.0%, to $27.8 million at March 31, 2016 from $13.7 million at December 31, 2015 as the result of the conversion of Central Federal from a federally chartered mutual savings association into a federally chartered stock savings association and the related sale of common stock, which was completed on January 12, 2016. The proceeds from the sale of common stock in the subscription were the main source of the increase in stockholders’ equity. As described above, the Company had a net loss of $785,000 for the three months ended March 31, 2016.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at March 31, 2016 with a Tier 1 capital to adjusted total assets ratio of 27.1%, a Tier 1 capital to risk-weighted assets ratio of 52.4%, a total risk-based capital to weighted assets ratio of 53.1%, and a common equity Tier 1 capital to risk-weighted assets ratio of 52.4%. See Note 9 to our Unaudited Consolidated Financial Statements.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposits, funds from scheduled loan payments, loan prepayments, and income on earning assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At March 31, 2016, cash and cash equivalents totaled $19.3 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $3.5 million and $6.5 million, respectively, at March 31, 2016.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $98,000 and $63,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of activity in securities available-for-sale and loans, was $7.6 million for the three months ended March 31, 2016, and net cash provided by investing activities was $2.1 million for the three months ended March 31, 2015, respectively. Net cash provided by financing activities, consisting of activity in deposit accounts and proceeds from sale of common stock, was $1.8 million for the three months ended March 31, 2016. Net cash used in financing activities was $255,000 for the three months ended March 31, 2015.

Certificates of deposit maturing over the next 12 months totaled $10.6 million, or 53.2% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $2.6 million in unfunded commitments under lines of credit and $15,000 in standby letters of credit at March 31, 2016. The amount of standby letters of credit was the same, at $15,000, as of December 31, 2015. However, the unfunded commitments under lines of credit were $5.6 million at December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2015)**

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2015)**

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32	Section 906 Certification

101	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss,) (iv) the Consolidated Statements of Changes In Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

**Management contract or compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: May 13, 2016	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
Chief Financial Officer

