Form 10-Q
period 2016-06-30
Central Federal Bancshares, Inc
filed 2016-08-12
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES ☐     NO ☒

As of August 12, 2016, there were 1,788,020 shares of common stock outstanding.

Central Federal Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

central federal bancshares, inc.

consolidated statementS of financial condition

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$13,072,000	$24,910,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	13,172,000	25,010,000
Certificates of Deposits in Other Financial Institutions	3,472,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $7,448,000 at June 30, 2016, and $423,000 at December 31, 2015)	7,469,000	436,000
Federal Home Loan Bank (FHLB) Stock, at Cost	97,000	77,000
Loans, Net of Allowance for Loan Losses of $261,000 at June 30, 2016 and December 31, 2015	48,184,000	49,910,000
Foreclosed Assets	269,000	608,000
Premises and Equipment, Net	649,000	676,000
Accrued Interest Receivable	146,000	115,000
Deferred Tax Asset, Net	136,000	91,000
Other Assets	102,000	1,490,000
Total Assets	$73,696,000	$80,893,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	2,633,000	$21,845,000
Interest-Bearing	43,144,000	44,770,000
Total Deposits	45,777,000	66,615,000
Other Liabilities	70,000	628,000
Total Liabilities	45,847,000	67,243,000
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued and outstanding at June 30, 2016	18,000	-
Additional Paid-In Capital	16,440,000	-
Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	(1,402,000)	-
Retained Earnings - Substantially Restricted	12,779,000	13,640,000
Accumulated Other Comprehensive Income	14,000	10,000
Total Stockholders' Equity	27,849,000	13,650,000
Total Liabilities and Stockholders' Equity	$73,696,000	$80,893,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$549,000	$570,000	$1,107,000	$1,192,000
Securities and Other	62,000	16,000	115,000	30,000
Total Interest Income	611,000	586,000	1,222,000	1,222,000
INTEREST EXPENSE
Deposits	89,000	117,000	186,000	236,000
Total Interest Expense	89,000	117,000	186,000	236,000
NET INTEREST INCOME	522,000	469,000	1,036,000	986,000
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	522,000	469,000	1,036,000	986,000
NONINTEREST INCOME
Customer Service Fees	11,000	12,000	23,000	22,000
Other Income	6,000	7,000	8,000	10,000
Total Noninterest Income	17,000	19,000	31,000	32,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	281,000	265,000	539,000	525,000
Data Processing and Other Outside Services	81,000	66,000	142,000	122,000
FDIC Insurance and Regulatory Assessment	18,000	20,000	40,000	40,000
Occupancy and Equipment	38,000	54,000	88,000	108,000
Legal and Professional Services	202,000	11,000	315,000	26,000
Supplies, Telephone, and Postage	11,000	11,000	23,000	22,000
Operations of Foreclosed Assets, net	(3,000)	5,000	(8,000)	9,000
Contribution to Charitable Foundation	-	-	788,000	-
Other	29,000	18,000	53,000	41,000
Total Noninterest Expense	657,000	450,000	1,980,000	893,000
INCOME (LOSS) BEFORE INCOME TAXES	(118,000)	38,000	(913,000)	125,000
INCOME TAX EXPENSE (BENEFIT)	(42,000)	14,000	(52,000)	44,000
NET INCOME (LOSS)	$(76,000)	$24,000	$(861,000)	$81,000

Common share data
Basic and diluted loss per share (1)	$(0.05)	N/A	$(0.56)	N/A

(1)	Basic and diluted earnings per share is N/A for the three and six months ended June 30, 2015 as no shares were outstanding during these periods.

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
NET INCOME (LOSS)	$(76,000)	$24,000	$(861,000)	$81,000
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities Available-for-Sale	99,000	(2,000)	8,000	2,000
Income Tax (Expense) Benefit	(37,000)	1,000	(4,000)	(1,000)
Total Other Comprehensive Income (Loss), net of tax	62,000	(1,000)	4,000	1,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$(14,000)	$23,000	$(857,000)	$82,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF CHANGES in stockholders’ EQUITY

FOR THE six MONTHS ENDED June 30, 2016 AND 2015 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, DECEMBER 31, 2014	$-	$-	$-	$13,571,000	$11,000	$13,582,000
Net income	-	-	-	81,000	-	81,000
Other comprehensive income	-	-	-	-	1,000	1,000
BALANCE, JUNE 30, 2015 (unaudited)	$-	$-	$-	$13,652,000	$12,000	$13,664,000

BALANCE, DECEMBER 31, 2015	$-	$-	$-	$13,640,000	$10,000	$13,650,000
Net loss	-	-	-	(861,000)	-	(861,000)
Other comprehensive income	-	-	-	-	4,000	4,000
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	(1,430,000)
Earned ESOP shares	-	3,000	28,000	-	-	31,000

BALANCE, JUNE 30, 2016 (unaudited)	$18,000	$16,440,000	$(1,402,000)	$12,779,000	$14,000	$27,849,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(861,000)	$81,000
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Net Amortization of Securities	13,000	-
Provision for Loan Losses	-	-
Depreciation	33,000	38,000
Deferred Income Tax	(49,000)	50,000
Loss on Sale of Foreclosed Assets	9,000	-
ESOP Expense	31,000	-
Net Changes in:
Accrued Interest Receivable	(31,000)	(4,000)
Other Assets	1,388,000	(84,000)
Other Liabilities	(558,000)	5,000
Net Cash (Used In) Provided by Operating Activities	(25,000)	86,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest-Bearing Deposits in Other Financial Institutions	(992,000)	-
Net Change in FHLB Stock	(20,000)	1,000
Purchases of Securities Available-for-Sale	(7,259,000)	-
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	221,000	-
Net Decrease in Loans	1,700,000	2,295,000
Purchases of Premises and Equipment	(6,000)	(8,000)
Proceeds from Sale of Foreclosed Assets	356,000	-
Net Cash (Used In) Provided by Investing Activities	(6,000,000)	2,288,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	(20,838,000)	(1,640,000)
Proceeds from Issuance of Common Stock	15,025,000	-
Net Cash Used In Financing Activities	(5,813,000)	(1,640,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,838,000)	734,000
Cash and Cash Equivalents at Beginning of Period	25,010,000	7,902,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,172,000	$8,636,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$179,000	$231,000
Income Taxes Paid, Net of Refunds Received	$(6,239)	$21,000
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$26,000	$265,000

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

Stock Conversion

On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company.  On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the employee stock ownership plan formed by Central Federal in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The costs of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of $1,425,000.

In accordance with applicable federal conversion regulations, at the time of the completion of the conversion, Central Federal established a liquidation account in an amount equal to Central Federal’s total retained earnings as of the latest balance sheet date in the final prospectus used in the conversion (which was June 30, 2015). Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account only in the event of a complete liquidation of Central Federal. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. Central Federal may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion will be accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation. The financial statements as of December 31, 2015 and the unaudited financial statements for the three and six months ended June 30, 2015 represent Central Federal only, as the conversion to stock form had not yet occurred.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2016, and the results of operations and cash flows for the periods ended June 30, 2016 and 2015, and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of Central Federal for the year ended December 31, 2015, contained in the 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2020. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(Unaudited)
Basic and Diluted Loss per Share:

Net Loss	$(76,000)	$(861,000)
Less: Dividends Paid on Common Stock	-	-
Undistributed Loss	$(76,000)	$(861,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,646,408	1,537,539

Distributed Loss per Share	$-	$-
Undistributed Loss per Share	(0.05)	(0.56)
Net Loss per Share	$(0.05)	$(0.56)

note 3	Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
One Year or Less	$248,000	$248,000
One Year to Five Years	3,224,000	2,232,000
Over Five Years	-	-
	$3,472,000	$2,480,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES

The amortized cost and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	June 30, 2016 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$6,016,000	$3,000	$8,000	$6,011,000
Small Business Administration Pools	1,009,000	1,000	-	1,010,000
Muncipal Obligation	408,000	17,000	-	425,000
Federal Home Loan Mortgage Corp. Stock	15,000	8,000	-	23,000
Total	$7,448,000	$29,000	$8,000	$7,469,000

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Muncipal Obligation	$408,000	$6,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	15,000	7,000	-	22,000
Total	$423,000	$13,000	$-	$436,000

The amortized cost and fair value of securities available-for-sale as of June 30, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage backed securities, because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized Cost	Fair Value
	(Unaudited)
Five Years or Less	$-	$-
Over Ten Years	1,417,000	1,435,000
Mortgage Backed Securities	6,016,000	6,011,000
No Stated Maturity Date	15,000	23,000
Total	$7,448,000	$7,469,000

There were no securities pledged as collateral at June 30, 2016 and December 31, 2015.

During the six-month periods ended June 30, 2016 and 2015, the Company did not sell any securities.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES (CONTINUED)

The following table shows securities with gross unrealized losses at June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2015.

June 30, 2016 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage Backed Securities	$5,029,000	$8,000	$-	$-	$5,029,000	$8,000

There were no securities with unrealized losses which management believes were other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

note 5	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Commercial Business	$1,410,000	$1,951,000
Commercial and Multi-Family Real Estate	14,189,000	16,116,000
Residential Real Estate	32,379,000	31,705,000
Consumer and Other	485,000	418,000
	48,463,000	50,190,000
Allowance for Loan Losses	(261,000)	(261,000)
Net Deferred Loan Fees	(18,000)	(19,000)
Loans, Net	$48,184,000	$49,910,000

Residential real estate loans at June 30, 2016 and December 31, 2015 include loans secured by one-to-four family, non-owner occupied properties of $8,612,000 and $10,177,000, respectively.

At June 30, 2016 and December 31, 2015, construction loans were $2,240,000 and $2,011,000, respectively. Loans in process at June 30, 2016 and December 31, 2015 were $1,322,000 and $609,000, respectively.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 5	loans and allowance for loan losses (continued)

The following presents by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015:

June 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	(2,000)	6,000	8,000	6,000	(18,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$3,000	$36,000	$192,000	$9,000	$21,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$36,000	$177,000	$9,000	$21,000	$246,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$413,000	$366,000	$-		$779,000

Ending Balance: Collectively Evaluated for Impairment	$1,410,000	$13,776,000	$32,013,000	$485,000		$47,684,000

December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$390,000	$289,000	$-		$679,000

Ending Balance: Collectively Evaluated for Impairment	$1,951,000	$15,726,000	$31,416,000	$418,000		$49,511,000

June 30, 2015 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	-	(15,000)	17,000	2,000	(4,000)	-
Loans Charged-Off	-	-	-	(2,000)	-	(2,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$4,000	$31,000	$211,000	$4,000	$28,000	$278,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$4,000	$31,000	$196,000	$4,000	$28,000	$263,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 5	loans and allowance for loan losses (continued)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015:

June 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$5,000	$38,000	$192,000	$10,000	$16,000	$261,000
Provision for Loan Losses	(2,000)	(2,000)	-	(1,000)	5,000	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	-	-	-	-
Balance at End of Period	$3,000	$36,000	$192,000	$9,000	$21,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$36,000	$177,000	$9,000	$21,000	$246,000

June 30, 2015 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$5,000	$31,000	$201,000	$4,000	$38,000	$279,000
Provision for Loan Losses	(1,000)	-	9,000	2,000	(10,000)	-
Loans Charged-Off	-	-	-	(2,000)	-	(2,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$4,000	$31,000	$211,000	$4,000	$28,000	$278,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$4,000	$31,000	$196,000	$4,000	$28,000	$263,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
June 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,410,000	$13,776,000	$31,610,000	$483,000	$47,279,000
Special Mention	-	-	263,000	-	263,000
Substandard	-	413,000	506,000	2,000	921,000
Total	$1,410,000	$14,189,000	$32,379,000	$485,000	$48,463,000

	Risk Profile by Risk Rating
December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,951,000	$15,726,000	$31,049,000	$418,000	$49,144,000
Special Mention	-		225,000	-	225,000
Substandard	-	390,000	431,000	-	821,000
Total	$1,951,000	$16,116,000	$31,705,000	$418,000	$50,190,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
June 30, 2016 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,410,000	$-	$-	$-	$1,410,000
Commerical and Multi-Family Real Estate	13,776,000	-	-	413,000	14,189,000
Residential Real Estate	31,846,000	98,000	69,000	366,000	32,379,000
Consumer and Other	477,000	6,000	2,000	-	485,000
	$47,509,000	$104,000	$71,000	$779,000	$48,463,000

	Accruing Interest
December 31, 2015	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,951,000	$-	$-	$-	$1,951,000
Commerical and Multi-Family Real Estate	15,726,000	-	-	390,000	16,116,000
Residential Real Estate	31,130,000	186,000	100,000	289,000	31,705,000
Consumer and Other	406,000	12,000	-	-	418,000
	$49,213,000	$198,000	$100,000	$679,000	$50,190,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

Interest income that would have been recorded for the six months ended June 30, 2016 and 2015 had nonaccrual loans been current according to their original terms amounted to $16,000 and $14,000, respectively. Interest income recognized on nonaccrual loans during the six months ended June 30, 2016 and 2015 amounted to $3,000 for both periods.

The following tables present information related to impaired loans:

June 30, 2016 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$413,000	$413,000	$-
Residential Real Estate	88,000	219,000	-
Total Loans With No Related Allowance Recorded	$501,000	$632,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$278,000	$302,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$413,000	$413,000	$-
Residential Real Estate	366,000	521,000	15,000
Total	$779,000	$934,000	$15,000

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	-	130,000	-
Total Loans With No Related Allowance Recorded	$390,000	$520,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$289,000	$306,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	289,000	436,000	15,000
Total	$679,000	$826,000	$15,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

	Three Months Ended		Six Months Ended
June 30, 2016 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$401,000	$-	$401,000	$3,000
Residential Real Estate	89,000	-	89,000	-
Total Loans With No Related Allowance Recorded	$490,000	$-	$490,000	$3,000

Loans With an Allowance Recorded:
Residential Real Estate	$281,000	$-	$281,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$401,000	$-	$401,000	$3,000
Residential Real Estate	370,000	-	370,000	-
Total	$771,000	$-	$771,000	$3,000

June 30, 2015 (Unaudited)
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$392,000	$9,000	$389,000	$12,000
Residential Real Estate	109,000	2,000	170,000	3,000
Total Loans With No Related Allowance Recorded	$501,000	$11,000	$559,000	$15,000

Loans With an Allowance Recorded:
Residential Real Estate	$305,000	$-	$306,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$392,000	$9,000	$389,000	$12,000
Residential Real Estate	414,000	2,000	476,000	3,000
Total	$806,000	$11,000	$865,000	$15,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There was one loan relationship that was considered a TDR as of June 30, 2016 with a balance of $413,000, respectively. There were no loans modified in TDRs for the six months ended June 30, 2015.

central federal bancshares, inc.

notes to CoNsolidated financial statements

Note 6	foreclosed assets

Activity in foreclosed assets is as follows:

	Six Months Ended June 30,
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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Commitments to Extend Credit	$7,512,000	$5,626,000
Standby Letters of Credit	-	15,000
	$7,512,000	$5,641,000

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

The Company may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. The Company estimates it will not be able to fully utilize the carryover and, in the first quarter of 2016, established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. As of June 30, 2016, the deferred tax asset related to the contribution that is not deemed to be realized is $304,000.

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

As of June 30, 2016, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of June 30, 2016 and December 31, 2015, that Central Federal met all its capital adequacy requirements.

Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016 (Unaudited)
Total Capital to Risk Weighted Assets	$20,573,000	50.6%	$3,251,000	8.0%	$4,064,000	10.0%

Tier I Capital to Risk Weighted Assets	20,312,000	50.0%	2,438,000	6.0%	3,251,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	20,312,000	50.0%	1,829,000	4.5%	2,641,000	6.5%

Tier I Capital to Average Assets	20,312,000	27.0%	3,005,000	4.0%	3,756,000	5.0%

December 31, 2015
Total Capital to Risk Weighted Assets	$13,813,000	36.8%	$3,002,000	8.0%	$3,753,000	10.0%

Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	2,252,000	6.0%	3,002,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	1,689,000	4.5%	2,439,000	6.5%

Tier I Capital to Average Assets	13,552,000	20.5%	2,639,000	4.0%	3,299,000	5.0%

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

The ESOP was originally established with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $31,000 for the six months ended June 30, 2016.

A summary of Central Federal’s ESOP is as follows for the six months ended June 30, 2016:

At June 30, 2016
(unaudited)

Allocated	2,860
Committed-to-be-allocated	-
Unallocated	140,182
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,574,246

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2016 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$6,011,000	$-	$6,011,000
Small Business Administration Pools	-	1,010,000	-	1,010,000
Municipal Obligation	-	425,000	-	425,000
Federal Home Loan Mortgage Corp. Stock	23,000	-	-	23,000
	$23,000	$7,446,000	$-	$7,469,000
December 31, 2015
Securities Available-for-Sale
Municipal Obligation	$-	$414,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	22,000	-	-	22,000
	$22,000	$414,000	$-	$436,000

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

Nonrecurring Basis (Continued)

Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the periods ended June 30, 2016 and December 31, 2015 consisted of the following:

	Level 1	Level 2	Level 3	Impairment Losses
June 30, 2016 (Unaudited)
Impaired Loans	$-	$-	$263,000	$15,000
December 31, 2015
Impaired Loans	$-	$-	$274,000	$15,000

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of June 30, 2016 and December 31, 2015:

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2016 and December 31, 2015 are not carried at fair value in their entirety on the statements of financial condition.

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

NOTE 12	fair value OF FINANCIAL INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2016		December 31, 2015
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$13,172,000	$13,172,000	$25,010,000	$25,010,000	1
Certificates of Deposit in Other Financial Institutions	3,472,000	3,533,000	2,480,000	2,493,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	6,011,000	6,011,000	-	-	2
Small Business Administration Pools	1,010,000	1,010,000	-	-	2
Municipal Obligation	425,000	425,000	414,000	414,000	2
FHLMC Stock	23,000	23,000	22,000	22,000	1
FHLB Stock	97,000	97,000	77,000	77,000	2
Loans, net	48,184,000	48,426,000	49,910,000	50,317,000	3
Accrued Interest Receivable	146,000	146,000	115,000	115,000	2
Financial Liabilities:
Deposits	45,777,000	45,708,000	66,615,000	66,815,000	3
Accrued Interest Payable	7,000	7,000	1,000	1,000	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this report and in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plan, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial investments;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to implement our strategic plans;

•	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

•	our ability to attract and maintain deposits and our success in introducing new financial products

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	our ability to have sufficient taxable income to be able to fully deduct the contribution to our charitable foundation;

•	the recovery of the valuation allowance on deferred tax assets;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in our compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the Company’s contribution to establish the Central Federal Community Foundation. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of the deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the continued expenses related to operating as a publicly traded company, current financial performance, and the general business and economic trends.

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

We may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. We estimate we will not be able to fully utilize the carryover and, in the first quarter of 2016, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Overview.  We had a net loss of $861,000 for the six months ended June 30, 2016 as compared to net income of $81,000 for the six months ended June 30, 2015. The $942,000, or 1,163.0%, decrease in net income between the periods was primarily a result of noninterest expense increasing $1.1 million, partially offset by net interest income increasing $50,000. We also had an income tax benefit of $52,000 for the six months ended June 30, 2016, compared to an income tax expense of $44,000 for the six months ended June 30, 2015.

Net Interest Income. Net interest income increased by $50,000, or 5.1%, to $1.0 million for the six months ended June 30, 2016 from $986,000 for the six months ended June 30, 2015. Although interest income on loans decreased by $85,000 from the six months ended June 30, 2015 to the six months ended June 30, 2016, interest expense on deposits decreased by $50,000 during that same period. In addition, securities and other interest income increased by $85,000 due to increased investment in available-for-sale securities during 2016. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $85,000, or 7.1%, decrease in interest income on loans is a result of a decrease in the average yield on loans of 29 basis points and a $523,000, or 1.0%, decrease in the average balance of loans from $50.7 million for the six months ended June 30, 2015 to $50.2 million for the six months ended June 30, 2016.

The $50,000, or 21.2%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 15 basis points and a $3.4 million, or 7.3%, decrease in the average balance of interest-bearing deposits from $47.1 million for the six months ended June 30, 2015 to $43.6 million for the six months ended June 30, 2016.

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

	Six Months Ended June 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$50,209	$1,107	4.41%	$50,732	$1,192	4.70%
Securities and other interest bearing assets (1)	21,690	115	1.06%	10,475	30	0.57%
Total interest-earning assets	71,899	1,222	3.40%	61,207	1,222	3.99%
Non-interest-earning assets	1,689			2,627
Allowance for loan losses	(261)			(313)
Total assets	$73,327			$63,521

Interest-bearing liabilities:
Certificate of deposits	$20,352	126	1.24%	$24,342	178	1.46%
Savings	3,415	5	0.29%	3,701	6	0.32%
Money Market	9,288	25	0.54%	9,738	25	0.51%
Interest-bearing DDA	10,563	30	0.57%	9,274	27	0.58%
Total interest-bearing deposits	43,618	186	0.85%	47,055	236	1.00%
Non-interest-bearing deposits	2,514			2,704
Other non-interest-bearing liabilities	213			77
Total Liabilities	46,345			49,836
Total equity	26,982			13,685
Total liabilities and equity	$73,327			$63,521

Net interest income		$1,036			$986
Net interest rate spread (2)			2.55%			2.99%
Net interest-earning assets (3)	$28,281			$14,152
Net interest margin (4)		2.88%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	164.8%			130.1%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $6,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the six months ended June 30, 2016 and 2015. Net loan charge-offs amounted to $0 during the six months ended June 30, 2016, compared to $1,000 during the six months ended June 30, 2015.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at June 30, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income decreased by $1,000 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This was a result of customer service fees increasing $1,000 and other non-interest income decreasing by $2,000.

Noninterest Expense.  Total noninterest expenses increased by $1.1 million, or 121.7%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase primarily was attributable to a $788,000 contribution made to the Central Federal Community Foundation during the six months ended June 30, 2016. At this time, we do not expect to make additional contributions during the year. Legal and professional services expense increased by $289,000 from period to period due to higher professional fees incurred as a public company and certain one time events, including legal costs incurred for establishment of the ESOP and outside consulting fees paid due to lack of a CFO for the majority of the period. At this time, we do not expect this trend to continue or any additional one-time costs such as these to be incurred. In addition, data processing and outside services increased by $20,000 from period to period attributable to IT and network expenses, and increases in data processing costs.

Income Tax Expense (Benefit). We had an income tax benefit of $52,000 for the six months ended June 30, 2016, compared to an income tax expense of $44,000 for the six months ended June 30, 2015. This is due to a loss before income taxes of $913,000 for the six months ended June 30, 2016, compared to income before income taxes of $125,000 during the same period in 2015. In the first quarter of 2016, we established a valuation allowance on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000 as it is not deemed to be realizable.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Overview. We had a net loss of $76,000 for the three months ended June 30, 2016 as compared to net income of $24,000 for the three months ended June 30, 2015. The $100,000, or 416.7%, decrease in net income between the periods was primarily a result of noninterest expense increasing $207,000, partially offset by net interest income increasing $53,000. We also had an income tax benefit of $42,000 for the three months ended June 30, 2016, compared to an income tax expense of $14,000 for the three months ended June 30, 2015.

Net Interest Income. Net interest income increased by $53,000, or 11.3%, to $522,000 for the three months ended June 30, 2016 from $469,000 for the three months ended June 30, 2015. Interest income on loans decreased by $21,000 from the three months ended June 30, 2015 to the three months ended June 30, 2016, while interest expense on deposits decreased by $28,000 during that same period. In addition, securities and other interest income increased by $46,000 for the same period due to increased investment in available-for-sale securities in 2016. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $21,000, or 3.7%, decrease in interest income on loans is a result of a decrease in the average yield on loans of 17 basis points as there was no change in the average balance of loans from $49.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2016.

The $28,000, or 23.9%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 17 basis points and a $3.7 million, or 7.9%, decrease in the average balance of interest-bearing deposits from $46.9 million for the three months ended June 30, 2015 to $43.1 million for the three months ended June 30, 2016.

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

	Three Months Ended June 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$49,804	$549	4.41%	$49,788	$570	4.58%
Securities and other interest bearing assets (1)	21,722	62	1.14%	11,333	16	0.56%
Total interest-earning assets	71,526	611	3.42%	61,121	586	3.84%
Non-interest-earning assets	2,403			2,090
Allowance for loan losses	(261)			(279)
Total assets	$73,668			$62,932

Interest-bearing liabilities:
Certificate of deposits	$19,760	58	1.17%	$24,005	87	1.45%
Savings	3,360	3	0.36%	3,737	3	0.32%
Money Market	9,306	13	0.56%	9,527	13	0.55%
Interest-bearing DDA	10,710	15	0.56%	9,589	14	0.58%
Total interest-bearing deposits	43,136	89	0.83%	46,858	117	1.00%
Non-interest-bearing deposits	2,606			2,349
Other non-interest-bearing liabilities	82			73
Total Liabilities	45,824			49,280
Total equity	27,844			13,652
Total liabilities and equity	$73,668			$62,932

Net interest income		$522			$469
Net interest rate spread (2)			2.59%			2.84%
Net interest-earning assets (3)	$28,390			$14,263
Net interest margin (4)		2.92%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities	165.8%			130.4%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $3,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Provision for Loan Losses. We had no provision for loan losses for the three months ended June 30, 2016 and 2015. Net loan charge-offs amounted to $0 and $1,000 during the three months ended June 30, 2016 and 2015, respectively.

Noninterest Income. Total noninterest income decreased by $2,000, or 10.5%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This was a result of customer service fees and other non-interest income both decreasing by $1,000.

Noninterest Expense. Total noninterest expenses increased by $207,000, or 46.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily attributable to legal and professional services expense increasing by $191,000 from period to period due to higher professional fees incurred as a public company and outside consulting fees paid due to lack of a CFO for the majority of the quarter. We do not expect this trend to continue as we have hired a CFO. In addition, expenses related to data processing and other outside services increased by $15,000, or 22.7%, from period to period attributable to IT and network expenses, and increases in data processing costs.

Income Tax Expense (Benefit). We had an income tax benefit of $42,000 for the three months ended June 30, 2016, compared to an income tax expense of $14,000 for the three months ended June 30, 2015. This is due to a loss before income taxes of $118,000 for the three months ended June 30, 2016, compared to income before income taxes of $38,000 during the same period in 2015.

Balance Sheet Analysis as of June 30, 2016 and December 31, 2015

Total Assets. At June 30, 2016, total assets totaled $73.7 million, a decrease of $7.2 million, or 8.9%, from total assets of $80.9 million at December 31, 2015. The decrease in total assets for the six months ended June 30, 2016 was due mainly to an $11.8 million, or 47.3%, decrease in cash and cash equivalents, offset by an increase in available-for-sale securities of $7.0 million, or 1,613.1%. In addition, a $992,000, or 40.0%, increase in certificates of deposit in other institutions was offset by a $1.7 million, or 3.5%, decrease in net loans, a $339,000, or 55.8%, decrease in foreclosed assets, and a $1.4 million, or 93.2%, decrease in other assets.

Loans. At June 30, 2016, residential real estate loans totaled $32.4 million, or 66.8% of the total loan portfolio, compared to $31.7 million, or 63.2% of the total loan portfolio, at December 31, 2015. Residential real estate loans increased by $674,000, or 2.1%, during the six months ended June 30, 2016 as we continue to take advantage of new and existing customers in our market area.

Commercial and multi-family real estate loans totaled $14.2 million and represented 29.3% of total loans at June 30, 2016, compared to $16.1 million, or 32.1% of total loans, at December 31, 2015. The decrease in commercial and multi-family real estate loans between periods was primarily due to repayment of loans, offset by minimal originations. The market area served by Central Federal is very competitive and interest rate sensitive.

Commercial business loans totaled $1.4 million, or 2.9% of total loans, at June 30, 2016 and $2.0 million, or 3.9% of total loans, at December 31, 2015.

Consumer and other loans totaled $485,000, or 1.0% of total loans, at June 30, 2016 and $418,000, or 0.8% of total loans, at December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the allowance was $261,000 and represented 0.5% of total loans. At June 30, 2016 and December 31, 2015, our allowance for loan losses of $261,000 was 30.7% and 33.5% of nonperforming loans, respectively.

There was no change in the allowance for loan losses for the six months ended June 30, 2016. For the six months ended June 30, 2016, we had $1,000 of charge-offs related to consumer and other loans, as well as $1,000 of recoveries related to residential real estate loans. The allowance for loan losses decreased by $1,000 for the six months ended June 30, 2015 as there were $2,000 of charge-offs related to consumer and other loans and $1,000 of recoveries related to residential real estate loans.

At June 30, 2016 and December 31, 2015, the largest allowance in the portfolio was allowance for residential real estate loans which made up about $192,000, or 73.6%, and $183,000, or 70.1%, of the total allowance, respectively.

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

Furthermore, while we believe we have established our allowance for loan losses in accordance with generally accepted accounting principles and have taken into account the views of regulators and the current economic environment, there can be no assurance that in the future Central Federal’s regulators will not require further increases in the allowance. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Any material increases in the allowance for loan losses may adversely affect our financial condition and results of operation.

Delinquent and Non-Accrual Loans and Troubled Debt Restructurings. As of June 30, 2016, there were 4 loans delinquent between 30-89 days which totaled $193,000. This is an improvement on the 9 loans delinquent for 30-89 days which totaled $198,000 as of December 31, 2015, reflecting our continued collection efforts of past due loans. There was no change in the number of loans delinquent for 90 days or more from 3 loans as of December 31, 2015 to June 30, 2016; however, there was an increase in the total amount delinquent from $100,000 to $484,000 from December 31, 2015 to June 30, 2016, respectively. This was primarily attributable to one troubled debt restructuring (“TDR”) totaling $413,000 becoming delinquent over 90 days during this period.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. As of June 30, 2016, we had 3 loans on non-accrual status totaling $779,000, compared to December 31, 2015, at which point there were 2 loans on non-accrual status amounting to $679,000. The increase in loans on non-accrual status is due to the addition of one loan, with an $88,000 balance, and continued delinquency and non-payment of another loan.

Total non-performing loans increased by $71,000 from $779,000 at December 31, 2015 to $850,000 at June 30, 2016. The majority of this change was due to a $77,000 increase in residential real estate loans on non-accrual as one loan, with a balance of $88,000, was added to non-accrual status. In addition, there was a $23,000 increase in commercial and multi-family real estate loans on non-accrual, as the Bank paid real estate taxes on the loan. Subsequent to June 30, the loan has been paid and no further losses are expected. These were partially offset by a decrease of $31,000 of residential real estate loans accruing 90 days or more past due.

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

There was one loan that was considered a TDR as of June 30, 2016 and December 31, 2015 with a balance of $413,000 and $390,000, respectively.

Foreclosed assets at June 30, 2016 totaled $269,000 and consisted of 2 properties, which is a decrease from the 3 foreclosed properties at December 31, 2015 which totaled $608,000. The decline in the total amount of foreclosed assets is due to 2 properties being sold and one property being foreclosed upon during the first quarter of 2016. The first sale was for a property sold in Cuba, Missouri for $265,000. The second sale was a property sold in Rolla, Missouri for $91,000, at a loss of $9,000. During the process of the second sale, the property was separated into 2 distinct properties. As a result, the property that was not sold was added to our foreclosed assets. This added property in Rolla, Missouri was recorded at $26,000.

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

We held $3.5 million and $2.5 million of certificates of deposit as investment in financial institutions at June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, we purchased an additional $1.0 million of certificates of deposits to increase our investment portfolio, as one of our certificates of deposit will mature later this year. We plan to hold these investments until maturity.

At June 30, 2016, our securities available-for-sale consisted of 6 mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $6,011,000 and $1,010,000, respectively, purchased during the six months ended June 30, 2016, one municipal bond backed by a local school district with a fair value of $425,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $23,000 for a total of $7,469,000, as compared to the December 31, 2015 available-for-sale security portfolio with a fair value of $436,000.

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

Total deposits decreased by $20.8 million, or 31.3%, from $66.6 million, or 82.4% of total assets, at December 31, 2015 to $45.8 million, or 62.1% of total assets, at June 30, 2016. The majority of the change was due to a $19.2 million decrease in non-interest bearing deposits from $21.8 million, or 32.8% of total deposits, as of December 31, 2015 to $2.6 million, or 5.8% of total deposits, as of June 30, 2016. Subscriptions in advance of the conversion of Central Federal to stock form were placed in a non-interest bearing deposit account as of December 31, 2015. After the conversion, these funds were released and removed from the deposit account.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing deposits accounted for $20.3 million, or 44.2%, of total deposits as of June 30, 2016, which is an increase of $1.5 million from $18.8 million, or 28.2% of total deposits, as of December 31, 2015. Certificates of deposit decreased by $2.9 million from $22.5 million, or 33.8% of total deposits, as of December 31, 2015 to $19.6 million, or 42.8% of total deposits, as of June 30, 2016. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity increased by $14.2 million, or 104.3%, to $27.8 million at June 30, 2016 from $13.7 million at December 31, 2015 as the result of the conversion of Central Federal from a federally chartered mutual savings association into a federally chartered stock savings association and the related sale of common stock, which was completed on January 12, 2016.

The proceeds from the sale of common stock in the subscription were the main source of the increase in stockholders’ equity. As described above, the Company had a net loss of $861,000 for the six months ended June 30, 2016.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at June 30, 2016 with a Tier 1 capital to adjusted total assets ratio of 27.0%, a Tier 1 capital to risk-weighted assets ratio of 50.0%, a total risk-based capital to weighted assets ratio of 50.6%, and a common equity Tier 1 capital to risk-weighted assets ratio of 50.0%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At June 30, 2016, cash and cash equivalents totaled $13.2 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $3.5 million and $7.5 million, respectively, at June 30, 2016.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $25,000 for the six months ended June 30, 2016, and net cash provided by operating activities was $86,000 for the six months ended June 30, 2015, respectively. Net cash used in investing activities, which consists primarily of activity in securities available-for-sale and loans, was $6.0 million for the six months ended June 30, 2016, and net cash provided by investing activities was $2.3 million for the six months ended June 30, 2015. Net cash used in financing activities, consisting of activity in deposit accounts and proceeds from sale of common stock, was $5.8 million for the six months ended June 30, 2016. Net cash used in financing activities was $1.6 million for the six months ended June 30, 2015.

Certificates of deposit maturing over the next 12 months totaled $12.6 million, or 64.5% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $7.5 million in unfunded commitments under lines of credit and no standby letters of credit at June 30, 2016. The amount of unfunded commitments under lines of credit and standby letters of credit were $5.6 million and $15,000 at December 31, 2015.

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

Part II. – Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certification

101	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss,) (iv) the Consolidated Statements of Changes In Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: August 12, 2016	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	/s/ Angie Medwick
Angie Medwick
Chief Financial Officer
(Principal Financial Officer)