Form 10-Q
period 2016-09-30
Central Federal Bancshares, Inc
filed 2016-11-10
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES ☐     NO ☒

As of November 9, 2016, there were 1,788,020 shares of common stock outstanding.

Central Federal Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

central federal bancshares, inc.

consolidated statementS of financial condition

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$12,511,000	$24,910,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	12,611,000	25,010,000
Certificates of Deposits in Other Financial Institutions	3,968,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $7,084,000 at September 30, 2016, and $423,000 at December 31, 2015)	7,117,000	436,000
Federal Home Loan Bank (FHLB) Stock, at Cost	97,000	77,000
Loans, Net of Allowance for Loan Losses of $262,000 at September 30, 2016 and $261,000 at December 31, 2015	49,407,000	49,910,000
Foreclosed Assets	26,000	608,000
Premises and Equipment, Net	630,000	676,000
Accrued Interest Receivable	154,000	115,000
Deferred Tax Asset, Net	93,000	91,000
Other Assets	244,000	1,490,000
Total Assets	$74,347,000	$80,893,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	3,417,000	$21,845,000
Interest-Bearing	42,998,000	44,770,000
Total Deposits	46,415,000	66,615,000
Other Liabilities	84,000	628,000
Total Liabilities	46,499,000	67,243,000
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued and outstanding at September 30, 2016	18,000	-
Additional Paid-In Capital	16,440,000	-
Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	(1,388,000)	-
Retained Earnings - Substantially Restricted	12,755,000	13,640,000
Accumulated Other Comprehensive Income	23,000	10,000
Total Stockholders' Equity	27,848,000	13,650,000
Total Liabilities and Stockholders' Equity	$74,347,000	$80,893,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$568,000	$558,000	$1,675,000	$1,750,000
Securities and Other	58,000	17,000	173,000	47,000
Total Interest Income	626,000	575,000	1,848,000	1,797,000
INTEREST EXPENSE
Deposits	87,000	114,000	273,000	350,000
Total Interest Expense	87,000	114,000	273,000	350,000
NET INTEREST INCOME	539,000	461,000	1,575,000	1,447,000
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	539,000	461,000	1,575,000	1,447,000
NONINTEREST INCOME
Customer Service Fees	22,000	12,000	45,000	34,000
Other Income	15,000	5,000	23,000	15,000
Total Noninterest Income	37,000	17,000	68,000	49,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	271,000	249,000	810,000	774,000
Data Processing and Other Outside Services	85,000	66,000	227,000	188,000
FDIC Insurance and Regulatory Assessment	13,000	21,000	53,000	61,000
Occupancy and Equipment	50,000	53,000	138,000	161,000
Legal and Professional Services	94,000	57,000	409,000	83,000
Supplies, Telephone, and Postage	13,000	9,000	36,000	31,000
Operations of Foreclosed Assets, net	49,000	7,000	41,000	16,000
Contribution to Charitable Foundation	-	-	788,000	-
Other	25,000	25,000	78,000	66,000
Total Noninterest Expense	600,000	487,000	2,580,000	1,380,000
INCOME (LOSS) BEFORE INCOME TAXES	(24,000)	(9,000)	(937,000)	116,000
INCOME TAX EXPENSE (BENEFIT)	-	1,000	(52,000)	45,000
NET INCOME (LOSS)	$(24,000)	$(10,000)	$(885,000)	$71,000

Common share data
Basic and diluted loss per share (1)	$(0.01)	N/A	$(0.56)	N/A

(1)	Basic and diluted earnings per share is N/A for the three and nine months ended September 30, 2015 as no shares were outstanding during these periods.

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
NET INCOME (LOSS)	$(24,000)	$(10,000)	$(885,000)	$71,000
Other Comprehensive Income:
Unrealized Gains on Securities Available-for-Sale	12,000	-	20,000	2,000
Income Tax Expense	(3,000)	-	(7,000)	(1,000)
Total Other Comprehensive Income, net of tax	9,000	-	13,000	1,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$(15,000)	$(10,000)	$(872,000)	$72,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF CHANGES in stockholders’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2014	$-	$-	$-	$13,571,000	$11,000	$13,582,000
Net income	-	-	-	71,000	-	71,000
Other comprehensive income	-	-	-	-	1,000	1,000
BALANCE, SEPTEMBER 30, 2015 (unaudited)	$-	$-	$-	$13,642,000	$12,000	$13,654,000

BALANCE, DECEMBER 31, 2015	$-	$-	$-	$13,640,000	$10,000	$13,650,000
Net loss	-	-	-	(885,000)	-	(885,000)
Other comprehensive income	-	-	-	-	13,000	13,000
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	(1,430,000)
Earned ESOP shares	-	3,000	42,000	-	-	45,000

BALANCE, SEPTEMBER 30, 2016 (unaudited)	$18,000	$16,440,000	$(1,388,000)	$12,755,000	$23,000	$27,848,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(885,000)	$71,000
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Net Amortization of Securities	33,000	-
Provision for Loan Losses	-	-
Depreciation	52,000	56,000
Deferred Income Tax	(9,000)	7,000
Loss on Sale of Foreclosed Assets	14,000	-
ESOP Expense	45,000	-
Net Changes in:
Accrued Interest Receivable	(39,000)	2,000
Other Assets	1,246,000	(478,000)
Other Liabilities	(544,000)	15,000
Net Cash Used In Operating Activities	(87,000)	(327,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest-Bearing Deposits in Other Financial Institutions	(1,488,000)	-
Net Change in FHLB Stock	(20,000)	1,000
Purchases of Securities Available-for-Sale	(7,259,000)	(409,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	565,000	-
Net Decrease in Loans	712,000	3,026,000
Purchases of Premises and Equipment	(6,000)	(12,000)
Proceeds from Sale of Foreclosed Assets	359,000	-
Net Cash (Used In) Provided by Investing Activities	(7,137,000)	2,606,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	(20,200,000)	(2,231,000)
Proceeds from Issuance of Common Stock	15,025,000	-
Net Cash Used In Financing Activities	(5,175,000)	(2,231,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,399,000)	48,000
Cash and Cash Equivalents at Beginning of Period	25,010,000	7,902,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,611,000	$7,950,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$267,000	$345,000
Income Taxes Paid, Net of Refunds Received	$(11,000)	$38,000
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$-	$365,000
Transfer of Foreclosed Assets to Loans	$209,000	$-

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation. The financial statements as of December 31, 2015 and the unaudited financial statements for the three and nine months ended September 30, 2015 represent Central Federal only, as the conversion to stock form had not yet occurred.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2016, and the results of operations and cash flows for the periods ended September 30, 2016 and 2015, and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of Central Federal for the year ended December 31, 2015, contained in the 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(Unaudited)
Basic and Diluted Loss per Share:

Net Loss	$(24,000)	$(885,000)
Less: Dividends Paid on Common Stock	-	-
Undistributed Loss	$(24,000)	$(885,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,647,123	1,574,331

Distributed Loss per Share	$-	$-
Undistributed Loss per Share	(0.01)	(0.56)
Net Loss per Share	$(0.01)	$(0.56)

note 3	Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
One Year or Less	$992,000	$248,000
One Year to Five Years	2,976,000	2,232,000
Over Five Years	-	-
	$3,968,000	$2,480,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES

The amortized cost and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2016 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,674,000	$13,000	$6,000	$5,681,000
Small Business Administration Pools	988,000	1,000	-	989,000
Muncipal Obligation	407,000	14,000	-	421,000
Federal Home Loan Mortgage Corp. Stock	15,000	11,000	-	26,000
Total	$7,084,000	$39,000	$6,000	$7,117,000

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Muncipal Obligation	$408,000	$6,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	15,000	7,000	-	22,000
Total	$423,000	$13,000	$-	$436,000

The amortized cost and fair value of securities available-for-sale as of September 30, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage backed securities, because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are segregated in the following maturity summary:

	Amortized Cost	Fair Value
	(Unaudited)
Five Years or Less	$-	$-
Over Ten Years	1,395,000	1,410,000
Mortgage Backed Securities	5,674,000	5,681,000
No Stated Maturity Date	15,000	26,000
Total	$7,084,000	$7,117,000

There were no securities pledged as collateral at September 30, 2016 and December 31, 2015.

During the nine-month periods ended September 30, 2016 and 2015, the Company did not sell any securities.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES (CONTINUED)

The following table shows securities with gross unrealized losses at September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2015.

September 30, 2016 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage Backed Securities	$1,939,000	$6,000	$-	$-	$1,939,000	$6,000

There were no securities with unrealized losses which management believes were other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

note 5	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Commercial Business	$1,392,000	$1,951,000
Commercial and Multi-Family Real Estate	14,522,000	16,116,000
Residential Real Estate	33,214,000	31,705,000
Consumer and Other	559,000	418,000
	49,687,000	50,190,000
Allowance for Loan Losses	(262,000)	(261,000)
Net Deferred Loan Fees	(18,000)	(19,000)
Loans, Net	$49,407,000	$49,910,000

Residential real estate loans at September 30, 2016 and December 31, 2015 include loans secured by one-to-four family, non-owner occupied properties of $9,669,000 and $10,177,000, respectively.

At September 30, 2016 and December 31, 2015, construction loans were $3,664,000 and $2,011,000, respectively. Loans in process at September 30, 2016 and December 31, 2015 were $3,620,000 and $609,000, respectively.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 5	loans and allowance for loan losses (continued)

The following presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015:

September 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	(2,000)	11,000	12,000	6,000	(27,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	2,000	-	-	2,000
Balance at End of Period	$3,000	$41,000	$197,000	$9,000	$12,000	$262,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$41,000	$182,000	$9,000	$12,000	$247,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$358,000	$-		$358,000

Ending Balance: Collectively Evaluated for Impairment	$1,392,000	$14,522,000	$32,856,000	$559,000		$49,329,000

December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$390,000	$289,000	$-		$679,000

Ending Balance: Collectively Evaluated for Impairment	$1,951,000	$15,726,000	$31,416,000	$418,000		$49,511,000

September 30, 2015 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	-	(15,000)	3,000	2,000	10,000	-
Loans Charged-Off	-	-	(17,000)	(2,000)	-	(19,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$4,000	$31,000	$180,000	$4,000	$42,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$4,000	$31,000	$165,000	$4,000	$42,000	$246,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 5	loans and allowance for loan losses (continued)

The following presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015:

September 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$3,000	$36,000	$192,000	$9,000	$21,000	$261,000
Provision for Loan Losses	-	5,000	4,000	-	(9,000)	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$3,000	$41,000	$197,000	$9,000	$12,000	$262,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$41,000	$182,000	$9,000	$12,000	$247,000

September 30, 2015 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Period	$4,000	$31,000	$211,000	$4,000	$28,000	$278,000
Provision for Loan Losses	-	-	(14,000)	-	14,000	-
Loans Charged-Off	-	-	(17,000)	-	-	(17,000)
Recoveries of Loans
Previously Charged-Off	-	-	-	-	-	-
Balance at End of Period	$4,000	$31,000	$180,000	$4,000	$42,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$4,000	$31,000	$165,000	$4,000	$42,000	$246,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
September 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,392,000	$14,522,000	$32,479,000	$557,000	$48,950,000
Special Mention	-	-	233,000	-	233,000
Substandard	-	-	502,000	2,000	504,000
Total	$1,392,000	$14,522,000	$33,214,000	$559,000	$49,687,000

	Risk Profile by Risk Rating
December 31, 2015	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,951,000	$15,726,000	$31,049,000	$418,000	$49,144,000
Special Mention	-	-	225,000	-	225,000
Substandard	-	390,000	431,000	-	821,000
Total	$1,951,000	$16,116,000	$31,705,000	$418,000	$50,190,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
September 30, 2016 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,392,000	$-	$-	$-	$1,392,000
Commerical and Multi-Family Real Estate	14,522,000	-	-	-	14,522,000
Residential Real Estate	32,621,000	235,000	-	358,000	33,214,000
Consumer and Other	554,000	5,000	-	-	559,000
	$49,089,000	$240,000	$-	$358,000	$49,687,000

	Accruing Interest
December 31, 2015	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,951,000	$-	$-	$-	$1,951,000
Commerical and Multi-Family Real Estate	15,726,000	-	-	390,000	16,116,000
Residential Real Estate	31,130,000	186,000	100,000	289,000	31,705,000
Consumer and Other	406,000	12,000	-	-	418,000
	$49,213,000	$198,000	$100,000	$679,000	$50,190,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

Interest income that would have been recorded for the nine months ended September 30, 2016 and 2015 had nonaccrual loans been current according to their original terms amounted to $19,000 and $17,000, respectively. Interest income recognized on nonaccrual loans during the nine months ended September 30, 2016 and 2015 amounted to $3,000 and $4,000, respectively.

The following tables present information related to impaired loans:

September 30, 2016 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	87,000	217,000	-
Total Loans With No Related Allowance Recorded	$87,000	$217,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$271,000	$300,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	358,000	517,000	15,000
Total	$358,000	$517,000	$15,000

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	-	130,000	-
Total Loans With No Related Allowance Recorded	$390,000	$520,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$289,000	$306,000	$15,000

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$-
Residential Real Estate	289,000	436,000	15,000
Total	$679,000	$826,000	$15,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

	Three Months Ended		Nine Months Ended
September 30, 2016 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$206,000	$-	$313,000	$3,000
Residential Real Estate	88,000	-	89,000	-
Total Loans With No Related Allowance Recorded	$294,000	$-	$402,000	$3,000

Loans With an Allowance Recorded:
Residential Real Estate	$274,000	$-	$277,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$206,000	$-	$313,000	$3,000
Residential Real Estate	362,000	-	366,000	-
Total	$568,000	$-	$679,000	$3,000

September 30, 2015 (Unaudited)
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$389,000	$3,000	$389,000	$9,000
Residential Real Estate	4,000	1,000	4,000	4,000
Total Loans With No Related Allowance Recorded	$393,000	$4,000	$393,000	$13,000

Loans With an Allowance Recorded:
Residential Real Estate	$306,000	$-	$303,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$389,000	$3,000	$389,000	$9,000
Residential Real Estate	310,000	1,000	307,000	4,000
Total	$699,000	$4,000	$696,000	$13,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loan relationships that were considered a TDR as of September 30, 2016. During the quarter ended September 30, 2016, one loan relationship, that was considered a TDR, with a balance of $413,000 was paid off.

central federal bancshares, inc.

notes to CoNsolidated financial statements

Note 6	foreclosed assets

Activity in foreclosed assets is as follows:

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Balance Beginning of Period	$608,000	$243,000
Additions	-	365,000
Loan to Facilitate Sale	(209,000)	-
Proceeds from Sale	(359,000)	-
Loss on Sales	(14,000)	-
Balance at End of Period	$26,000	$608,000

note 7	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
Commitments to Extend Credit	$7,353,000	$5,626,000
Standby Letters of Credit	-	15,000
	$7,353,000	$5,641,000

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

The Company may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. The Company estimates it will not be able to fully utilize the carryover and, in the first quarter of 2016, established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. As of September 30, 2016, the deferred tax asset related to the contribution that is not deemed to be realized is $304,000.

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

As of September 30, 2016, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of September 30, 2016 and December 31, 2015, that Central Federal met all its capital adequacy requirements.

Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016 (Unaudited)
Total Capital to Risk Weighted Assets	$20,630,000	50.3%	$3,281,000	8.0%	$4,101,000	10.0%

Tier I Capital to Risk Weighted Assets	20,368,000	49.7%	2,460,000	6.0%	3,281,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	20,368,000	49.7%	1,845,000	4.5%	2,665,000	6.5%

Tier I Capital to Average Assets	20,368,000	27.5%	2,959,000	4.0%	3,698,000	5.0%

December 31, 2015
Total Capital to Risk Weighted Assets	$13,813,000	36.8%	$3,002,000	8.0%	$3,753,000	10.0%

Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	2,252,000	6.0%	3,002,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	1,689,000	4.5%	2,439,000	6.5%

Tier I Capital to Average Assets	13,552,000	20.5%	2,639,000	4.0%	3,299,000	5.0%

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

On January 12, 2016, the Company announced the formation of the ESOP, a non-contributory plan for its employees. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.

The ESOP was originally established with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $45,000 for the nine months ended September 30, 2016.

A summary of Central Federal’s ESOP is as follows at September 30, 2016:

At September 30, 2016
(unaudited)

Allocated	4,290
Committed-to-be-allocated	-
Unallocated	138,752
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,633,108

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2016 (Unaudited)
Securities Available-for-Sale:
Mortgage Backed Securities	$-	$5,681,000	$-	$5,681,000
Small Business Administration Pools	-	989,000	-	989,000
Municipal Obligation	-	421,000	-	421,000
Federal Home Loan Mortgage Corp. Stock	26,000	-	-	26,000
	$26,000	$7,091,000	$-	$7,117,000
December 31, 2015
Securities Available-for-Sale:
Municipal Obligation	$-	$414,000	$-	$414,000
Federal Home Loan Mortgage Corp. Stock	22,000	-	-	22,000
	$22,000	$414,000	$-	$436,000

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

Nonrecurring Basis (Continued)

Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the periods ended September 30, 2016 and December 31, 2015 consisted of the following:

	Level 1	Level 2	Level 3	Impairment Losses
September 30, 2016 (Unaudited)
Impaired Loans	$-	$-	$256,000	$15,000
December 31, 2015
Impaired Loans	$-	$-	$274,000	$15,000

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of September 30, 2016 and December 31, 2015:

	Valuation	Unobservable	Range
	Techniques	Inputs	(Average)
Impaired Loans	Evaluation of Collateral	Estimation of Value	NM*

*	Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific allowance. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment, and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral and potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus, providing a range would not be meaningful.

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2016 and December 31, 2015 are not carried at fair value in their entirety on the statements of financial condition.

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

central federal bancshares, inc.

notes to CoNsolidated financial statements

Off-Balance-Sheet Credit-Related Instruments

Off-Balance-Sheet Credit Related Instrument commitments are generally of a short-term nature. The contract amount of such commitments approximates their fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 12	fair value OF FINANCIAL INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2016		December 31, 2015
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$12,611,000	$12,611,000	$25,010,000	$25,010,000	1
Certificates of Deposit in Other Financial Institutions	3,968,000	4,012,000	2,480,000	2,493,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	5,681,000	5,681,000	-	-	2
Small Business Administration Pools	989,000	989,000	-	-	2
Municipal Obligation	421,000	421,000	414,000	414,000	2
FHLMC Stock	26,000	26,000	22,000	22,000	1
FHLB Stock	97,000	97,000	77,000	77,000	2
Loans, net	49,407,000	49,361,000	49,910,000	50,317,000	3
Accrued Interest Receivable	154,000	154,000	115,000	115,000	2
Financial Liabilities:
Deposits	46,415,000	46,336,000	66,615,000	66,815,000	3
Accrued Interest Payable	7,000	7,000	1,000	1,000	2

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

We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and non-owner occupied one-to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, the OCC, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Overview.  We had a net loss of $885,000 for the nine months ended September 30, 2016 as compared to net income of $71,000 for the nine months ended September 30, 2015. The $956,000, or 1,346.5%, decrease in net income between the periods was primarily a result of noninterest expense increasing $1.2 million, partially offset by net interest income increasing $128,000. We also had an income tax benefit of $52,000 for the nine months ended September 30, 2016, compared to an income tax expense of $45,000 for the nine months ended September 30, 2015.

Net Interest Income.  Net interest income increased by $128,000, or 8.9%, to $1.6 million for the nine months ended September 30, 2016 from $1.4 million for the nine months ended September 30, 2015. Although interest income on loans decreased by $75,000 from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, interest expense on deposits decreased by $77,000 during that same period. In addition, securities and other interest income increased by $126,000 due to increased investment in available-for-sale securities and short term certificates of deposit during 2016. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $75,000, or 4.3%, decrease in interest income on loans is a result of a decrease in the average yield on loans of 17 basis points and a $401,000, or 0.8%, decrease in the average balance of loans from $50.2 million for the nine months ended September 30, 2015 to $49.8 million for the nine months ended September 30, 2016.

The $77,000, or 22.0%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 16 basis points and a $3.2 million, or 6.8%, decrease in the average balance of interest-bearing deposits from $46.5 million for the nine months ended September 30, 2015 to $43.3 million for the nine months ended September 30, 2016.

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

	Nine Months Ended September 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$49,802	$1,675	4.48%	$50,203	$1,750	4.65%
Securities and other interest bearing assets (1)	22,154	173	1.04%	10,508	47	0.60%
Total interest-earning assets	71,956	1,848	3.42%	60,711	1,797	3.95%
Non-interest-earning assets	1,703			2,661
Allowance for loan losses	(261)			(298)
Total assets	$73,398			$63,074

Interest-bearing liabilities:
Certificate of deposits	$20,016	183	1.22%	$23,957	263	1.46%
Savings	3,396	7	0.27%	3,688	8	0.29%
Money Market	9,125	37	0.54%	9,529	38	0.53%
Interest-bearing DDA	10,795	46	0.57%	9,308	41	0.59%
Total interest-bearing deposits	43,332	273	0.84%	46,482	350	1.00%
Non-interest-bearing deposits	2,630			2,826
Other non-interest-bearing liabilities	162			80
Total Liabilities	46,124			49,388
Total equity	27,274			13,686
Total liabilities and equity	$73,398			$63,074

Net interest income		$1,575			$1,447
Net interest rate spread (2)			2.58%			2.95%
Net interest-earning assets (3)	$28,624			$14,229
Net interest margin (4)		2.92%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	166.1%			130.6%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $10,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the nine months ended September 30, 2016 and 2015. Net loan recoveries amounted to $1,000 during the nine months ended September 30, 2016, compared to net charge-offs of $18,000 during the nine months ended September 30, 2015.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at September 30, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income increased by $19,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was a result of customer service fees increasing $11,000 and other non-interest income increasing by $8,000.

Noninterest Expense. Total noninterest expenses increased by $1.2 million, or 87.0%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase primarily was attributable to a $788,000 contribution made to the Central Federal Community Foundation during the nine months ended September 30, 2016. At this time, we do not expect to make additional contributions during the year. Legal and professional services expense increased by $326,000 from period to period due to higher professional fees incurred as a public company and certain one-time events, including legal costs incurred for establishment of the ESOP and outside consulting fees paid due to lack of a CFO for the majority of the period. At this time, we do not expect this trend in legal and professional fees to continue. In addition, data processing and outside services increased by $39,000 from period to period attributable to IT and network expenses, the expense to introduce chip card technology and increases in data processing costs.

Income Tax Expense (Benefit). We had an income tax benefit of $52,000 for the nine months ended September 30, 2016, compared to an income tax expense of $45,000 for the nine months ended September 30, 2015. This is due to a loss before income taxes of $937,000 for the nine months ended September 30, 2016, compared to income before income taxes of $116,000 during the same period in 2015. In the first quarter of 2016, we established a valuation allowance of $304,000 on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000 as it is not deemed to be realizable.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview. We had a net loss of $24,000 for the three months ended September 30, 2016 as compared to net loss of $10,000 for the three months ended September 30, 2015. The $14,000, or 140.0%, increase in net loss between the periods was primarily a result of noninterest expense increasing $113,000, partially offset by net interest income increasing $78,000.

Net Interest Income. Net interest income increased by $78,000, or 16.9%, to $539,000 for the three months ended September 30, 2016 from $461,000 for the three months ended September 30, 2015. Interest income on loans increased by $10,000 from the three months ended September 30, 2015 to the three months ended September 30, 2016, while interest expense on deposits decreased by $27,000 during that same period. In addition, securities and other interest income increased by $41,000 for the same period due to increased investment in available-for-sale securities in 2016. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank (FHLB) stock.

The $10,000, or 1.8%, increase in interest income on loans is a result of an increase in the average yield on loans of 10 basis points offsetting the decline of $158,000 in the average balance of loans from $49.2 million for the three months ended September 30, 2015 compared to $49.0 million for the three months ended September 30, 2016.

The $27,000, or 23.7%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 20 basis points and a $2.6 million, or 5.7%, decrease in the average balance of interest-bearing deposits from $45.3 million for the three months ended September 30, 2015 to $42.8 million for the three months ended September 30, 2016.

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

	Three Months Ended September 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$49,002	$568	4.64%	$49,160	$558	4.54%
Securities and other interest bearing assets (1)	23,071	58	1.01%	10,573	17	0.64%
Total interest-earning assets	72,073	626	3.47%	59,733	575	3.85%
Non-interest-earning assets	1,729			2,728
Allowance for loan losses	(261)			(266)
Total assets	$73,541			$62,195

Interest-bearing liabilities:
Certificate of deposits	$19,344	57	1.18%	$23,187	85	1.47%
Savings	3,357	2	0.24%	3,663	3	0.33%
Money Market	8,799	12	0.55%	9,111	12	0.53%
Interest-bearing DDA	11,259	16	0.57%	9,376	14	0.60%
Total interest-bearing deposits	42,759	87	0.81%	45,337	114	1.01%
Non-interest-bearing deposits	2,860			3,084
Other non-interest-bearing liabilities	73			86
Total Liabilities	45,692			48,507
Total equity	27,849			13,688
Total liabilities and equity	$73,541			$62,195

Net interest income		$539			$461
Net interest rate spread (2)			2.66%			2.84%
Net interest-earning assets (3)	$29,314			$14,396
Net interest margin (4)		2.99%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities	168.6%			131.8%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $4,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Provision for Loan Losses. We had no provision for loan losses for the three months ended September 30, 2016 and 2015. Net loan recoveries of $1,000 and net charge-offs of $17,000 were recognized during the three months ended September 30, 2016 and 2015, respectively.

Noninterest Income. Total noninterest income increased by $20,000, or 117.7%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This was a result of customer service fees and other non-interest income both increasing by $10,000.

Noninterest Expense. Total noninterest expenses increased by $113,000, or 23.2%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily attributable to legal and professional services expense increasing by $37,000 from period to period due to higher professional fees incurred as a public company. Compensation and benefits increased $22,000 over the prior year three month period due to the hiring of additional staff. In addition, expenses related to data processing and other outside services increased by $19,000, or 28.8%, from period to period attributable to IT and network expenses, the expense to introduce chip card technology and increases in data processing costs. Operations of foreclosed assets, net increased by $42,000, or 600.0%, for the three months ended September 30, 2016, compared to the same period in 2015 due primarily to a loss on sale of one commercial property of $34,000.

Income Tax Expense. We had no income tax expense or benefit for the three months ended September 30, 2016, compared to an income tax expense of $1,000 for the three months ended September 30, 2015. This is due to a loss before income taxes of $21,000 for the three months ended September 30, 2016, compared to loss before income taxes of $9,000 during the same period in 2015.

Balance Sheet Analysis as of September 30, 2016 and December 31, 2015

Total Assets. At September 30, 2016, total assets were $74.3 million, a decrease of $6.5 million, or 8.1%, from total assets of $80.9 million at December 31, 2015. The decrease in total assets for the nine months ended September 30, 2016 was due mainly to a $12.4 million, or 49.6%, decrease in cash and cash equivalents, offset by a $6.7 million, or 1,532.3%, increase in available-for-sale securities. In addition, a $1.5 million, or 60.0%, increase in certificates of deposit in other institutions was offset by a $582,000, or 95.7%, decrease in foreclosed assets, and a $1.2 million, or 83.6%, decrease in other assets.

Loans. At September 30, 2016, residential real estate loans totaled $33.2 million, or 66.8% of the total loan portfolio, compared to $31.7 million, or 63.2% of the total loan portfolio, at December 31, 2015. Residential real estate loans increased by $1.5 million, or 4.8%, during the nine months ended September 30, 2016 as we continue to attract new and existing customers in our market area.

Commercial and multi-family real estate loans totaled $14.5 million and represented 29.2% of total loans at September 30, 2016, compared to $16.1 million, or 32.1% of total loans, at December 31, 2015. The decrease in commercial and multi-family real estate loans between periods was primarily due to repayment of loans, offset by minimal originations. The market area served by Central Federal is very competitive and interest rate sensitive.

Commercial business loans totaled $1.4 million, or 2.8% of total loans, at September 30, 2016 and $2.0 million, or 3.9% of total loans, at December 31, 2015.

Consumer and other loans totaled $559,000, or 1.1% of total loans, at September 30, 2016 and $418,000, or 0.8% of total loans, at December 31, 2015.

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

At September 30, 2016, the allowance was $262,000 and represented 0.5% of total loans. At December 31, 2015, the allowance was $261,000 and also represented 0.5% of total loans. At September 30, 2016, our allowance for loan losses of $262,000 was 73.2% of nonperforming loans. At December 31, 2015, our allowance for loan losses of $261,000 was 33.5% of nonperforming loans.

There was a $1,000 increase in the allowance for loan losses for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, we had $1,000 of charge-offs related to consumer and other loans, as well as $2,000 of recoveries related to residential real estate loans. The allowance for loan losses decreased by $18,000 for the nine months ended September 30, 2015 as there were $2,000 of charge-offs related to consumer and other loans and $17,000 of charge-offs related to residential real estate loans. These charge-offs were partially offset by $1,000 of recoveries related to residential real estate loans.

At September 30, 2016 and December 31, 2015, the largest allowance in the portfolio was allowance for residential real estate loans which made up about $197,000, or 75.2%, and $183,000, or 70.1%, of the total allowance, respectively.

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

Delinquent and Non-Accrual Loans and Troubled Debt Restructurings. As of September 30, 2016, there were 7 loans delinquent between 30-89 days which totaled $329,000, compared to the 9 loans delinquent for 30-89 days which totaled $198,000 as of December 31, 2015. There were no loans delinquent for 90 days or more as of September 30, 2016, compared to 3 loans which totaled $100,000 as of December 31, 2015.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. As of September 30, 2016, we had 2 loans on non-accrual status totaling $358,000, compared to December 31, 2015, at which point there were 2 loans on non-accrual status amounting to $679,000.

Total non-performing loans decreased by $421,000 from $779,000 at December 31, 2015 to $358,000 at September 30, 2016. The majority of this change was due to the sale of real estate collateralizing the non-performing loans and full repayment.

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

There were no loan relationships that were considered a TDR as of September 30, 2016 compared to one loan with a value of $390,000 being classified as a TDR as of December 31, 2015.

Foreclosed assets at September 30, 2016 totaled $26,000 and consisted of 1 property, which is a decrease from the 3 foreclosed properties at December 31, 2015 which totaled $608,000. The decline in the total amount of foreclosed assets is due primarily to 3 properties being sold. The first sale was for a property sold in Cuba, Missouri for $267,000, resulting in a gain of $2,000. The second sale was a property sold in Rolla, Missouri for $91,000, at a gain of $18,000. During the process of the second sale, the property was separated into 2 distinct properties. In the period ending September 30, 2016, a third property was sold for $209,000 resulting in a loss of $34,000.

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

We held $4.0 million and $2.5 million of certificates of deposit as investment in financial institutions at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, we purchased an additional $1.5 million of certificates of deposits to increase our investment portfolio, as one of our certificates of deposit will mature later this year. We plan to hold these investments until maturity.

At September 30, 2016, our securities available-for-sale consisted of 6 mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $5,681,000 and $989,000, respectively, purchased during the nine months ended September 30, 2016, one municipal bond backed by a local school district with a fair value of $421,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $26,000 for a total of $7,117,000 as compared to the December 31, 2015 available-for-sale security portfolio with a fair value of $436,000.

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

Total deposits decreased by $20.2 million, or 30.3%, from $66.6 million, or 82.4% of total assets, at December 31, 2015 to $46.4 million, or 62.4% of total assets, at September 30, 2016. The majority of the change was due to an $18.4 million decrease in non-interest bearing deposits from $21.8 million, or 32.8% of total deposits, as of December 31, 2015 to $3.4 million, or 7.4 % of total deposits, as of September 30, 2016. Subscriptions in advance of the conversion of Central Federal to stock form were placed in a non-interest bearing deposit account as of December 31, 2015. After the conversion, these funds were released and removed from the deposit account.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing deposits accounted for $20.2 million, or 43.5%, of total deposits as of September 30, 2016, which is an increase of $1.4 million from $18.8 million, or 28.2% of total deposits, as of December 31, 2015. Certificates of deposit decreased by $3.3 million from $22.5 million, or 33.8% of total deposits, as of December 31, 2015 to $19.2 million, or 41.4% of total deposits, as of September 30, 2016. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity increased by $14.2 million, or 104.0%, to $27.9 million at September 30, 2016 from $13.7 million at December 31, 2015 as the result of the conversion of Central Federal from a federally chartered mutual savings association into a federally chartered stock savings association and the related sale of common stock, which was completed on January 12, 2016. The proceeds from the sale of common stock in the subscription were the main source of the increase in stockholders’ equity. As described above, the Company had a net loss of $885,000 for the nine months ended September 30, 2016.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at September 30, 2016 with a Tier 1 capital to adjusted total assets ratio of 27.5%, a Tier 1 capital to risk-weighted assets ratio of 49.7%, a total risk-based capital to weighted assets ratio of 50.3%, and a common equity Tier 1 capital to risk-weighted assets ratio of 49.7%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At September 30, 2016, cash and cash equivalents totaled $12.6 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $4.0 million and $7.1 million, respectively, at September 30, 2016.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $87,000 and $327,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of activity in securities available-for-sale and loans, was $7.1 million for the nine months ended September 30, 2016, and net cash provided by investing activities was $2.6 million for the nine months ended September 30, 2015. Net cash used in financing activities, consisting of activity in deposit accounts and proceeds from sale of common stock, was $5.2 million for the nine months ended September 30, 2016. Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2015.

Certificates of deposit maturing over the next 12 months totaled $12.7 million, or 66.0% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $7.4 million in unfunded commitments under lines of credit and no standby letters of credit at September 30, 2016. The amount of unfunded commitments under lines of credit and standby letters of credit were $5.6 million and $15,000 at December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certification

101	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss,) (iv) the Consolidated Statements of Changes In Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: November 10, 2016	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	/s/ Angie Medwick
Angie Medwick
Chief Financial Officer
(Principal Financial Officer)

