Form 10-K
period 2016-12-31
Central Federal Bancshares, Inc
filed 2017-03-24
CIK 1651987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was $17,430,519.
The number of shares outstanding of the registrant’s common stock as of March 14, 2017 was 1,788,020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant’s Proxy Statement filed for its 2017 Annual Meeting of Shareholders (Part III)

EXHIBITS INDEX
i

PART I
Item 1.
Business

General
Central Federal Bancshares, Inc., a Missouri corporation (“Central Federal Bancshares” or the “Company”), was incorporated in 2015 to be the holding company for Central Federal Savings and Loan Association of Rolla, located in Rolla, Missouri (“Central Federal”), upon completion of the conversion of Central Federal from the mutual to the stock form of organization. (In certain instances where appropriate, the terms “we,” “us” and “our” refer to Central Federal Bancshares and/or Central Federal, as indicated by context.) On January 12, 2016, the mutual to stock conversion was completed and Central Federal became the wholly owned subsidiary of the Company. Also on that date, the Company issued 1,719,250 shares of its common stock at a price of  $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan in the stock offering, and it contributed 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation.
The Company’s primary business activity is the ownership of the outstanding capital stock of Central Federal. The Company does not own or lease any property but instead uses the premises, equipment and other property of Central Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement into which the Company and Central Federal have entered. The expense allocation agreement generally provides that the Company will pay to Central Federal, on a quarterly basis, fees for its use of Central Federal’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of the Company and Central Federal. In addition, the Company and Central Federal have also entered into a tax allocation agreement as a result of their status as members of an affiliated group for purposes of the Internal Revenue Code. The tax allocation agreement generally provides that the Company will file consolidated federal income tax returns with Central Federal and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by Central Federal to the Company for tax liabilities attributable to Central Federal and its subsidiaries.
Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. Central Federal offers a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and nonowner-occupied one- to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We currently operate out of our office in Rolla, Missouri. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), our primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. At December 31, 2016, we had total assets of  $74.0 million, total deposits of  $46.2 million and total stockholders’ equity of  $27.8 million.
Market Area
We are headquartered and maintain our sole office in Rolla, Missouri, and we consider our primary deposit and lending market to be Phelps County, Missouri. Rolla is located along Interstate 44 in south-central Missouri, less than 100 miles from major Missouri population centers of St. Louis, Jefferson City, Columbia and Springfield. With a population of approximately 19,561 according to U.S. Census Bureau estimates, Rolla is the largest city, and center of government, of Phelps County, which has a population of approximately 45,154, also according to U.S. Census Bureau estimates. Rolla is home to Missouri University of Science and Technology, a public, leading technological research university within Missouri that has an enrollment as of Fall 2016 of approximately 8,838 students and faculty and staff  (both full- and part-time) of approximately 2,126. Other major employers in Rolla and Phelps County include Phelps County Regional Medical Center and other health care service providers, as well as Walmart Stores, Inc. (including a regional distribution center in St. James, Missouri) and various agencies of the federal and state governments.
Demographic and economic growth data provide additional information regarding our market area. According to U.S. Census Bureau estimates, Rolla experienced population growth of 2.3% between 2010 and 2015, while the population of Phelps County declined by approximately 0.8% during the same period (which is the most recent period for which U.S. Census Bureau data is available for both areas). For comparison, during the same period, the population growth rate for the State of Missouri was estimated at 1.6% and the national growth rate was estimated at 4.1%.
Compared to the State of Missouri and national levels, Phelps County and Rolla generally report lower income levels. Median household income for 2015 (in 2015 dollars) was $41,618 for Phelps County and $35,819 for Rolla, compared to $48,173 for Missouri and $53,889 for the United States as a whole. Per capita incomes for 2015 (also in 2015 dollars) for Phelps County and Rolla were $21,611 and $18,090, respectively, compared to $26,259 and $28,930 for Missouri and the United States, respectively. The unemployment rates for Missouri and Phelps County were 4.4% and 3.8%, respectively, in December 2016 (compared to 4.3% and 4.3%, respectively, as of May 2016), below the national unemployment rate of 4.7% and 3.8% at each of December and May 2016, according to the U.S. Bureau of Labor Statistics. Over the past several years, the unemployment rate for Phelps County has been declining as the state and national unemployment rates have declined, with the highest level of unemployment in Phelps County (9.2%) occurring in February 2010, approximately the same time that national unemployment rates were peaking.
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
Lending Activities
General.   Lending is our principal business activity, and our loan portfolio constitutes the largest portion of our assets and is the predominant source of our interest income. Management believes that Central Federal has a history of loans to credit-worthy individuals secured by their personal residences. The largest segment of our loan portfolio is real estate loans, consisting primarily of residential real estate loans (including one- to four-family and home equity loans), and, to a lesser extent, commercial and multi-family real estate loans, commercial business loans, and consumer loans. We are a portfolio lender and we retain substantially all loans we originate in our portfolio.

The following is a description of the loans we offer and our lending policies. Virtually all of our secured loans, including in particular our one- to four-family residential real estate loans, are secured by properties located in our primary lending area, which we define as Phelps County, Missouri. Any exception to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conforms fully with our lending policies.
Residential Real Estate Loans.   At December 31, 2016, we had $33.0 million in residential real estate loans, which represented 66.6% of our total loan portfolio, comprised of owner-occupied one- to four-family loans, nonowner-occupied one- to four-family loans, one- to four-family construction loans, home equity lines of credit and other junior lien loans, and land loans. The following table provides more information about our residential real estate loan portfolio at December 31, 2016 and December 31, 2015:
	December 31, 2016		December 31, 2015
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Owner-occupied one- to four-family	$20,854	42.1%	$17,909	35.7%
Nonowner-occupied one- to four-family	9,493	19.2	10,177	20.3
Construction, one- to four-family	923	1.9	1,234	2.4
Home equity line of credit and junior liens	1,361	2.7	1,504	3.0
Land	368	0.7	881	1.8
	$32,999	66.6%	$31,705	63.2%

Our origination of residential real estate loans enables borrowers to purchase or refinance existing one- to four-family residences, virtually all of which are located in our primary market area.
We offer adjustable-rate and fixed-rate residential real estate loans with terms of up to 30 years. Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines, although we believe our underwriting guidelines are substantially similar. We generally do not originate or fund fixed-rate mortgage loans to hold in our loan portfolio at the present time; however, we have previously made long-term fixed-rate loans as part of our lending program and we expect to originate and fund fixed-rate loans for retention in our portfolio as part of our operating strategy to increase our loan portfolio. Approximately $12.2 million of such loans remain in our portfolio as of December 31, 2016. To the extent we currently participate in the origination of long-term fixed-rate residential real estate loans, we do so under the terms of arrangements we have entered into with another financial institution. Under this arrangement, we assist in the completion of a loan application and obtain certain financial information about the applicant on behalf of the originating institution, which then underwrites the loan pursuant to its own lending policies, and, if it approves the loan, funds the loan directly. We receive a fee for our services. Currently, we do not offer loans insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs, although these types of loans may be obtained by our customers through the loan arrangements described above. We determine the loan fees, interest rates and other provisions of the mortgage loans we originate, fund and hold in our portfolio based on our own pricing criteria and competitive market conditions.
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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate is also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
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
We also originate loans for the construction of one- to four-family homes. At December 31, 2016, one- to four-family construction loans were $923,000. Our construction loans generally provide for interest only payments during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction, based on the appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent, licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan. Finally, we also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences, and we offer land loans under the same general terms as nonowner-occupied one- to four-family homes described above (fixed interest rates and one, three or five year maturities, with payments amortized based on a 25-year schedule). We limit the loan-to-value ratio to a maximum of 65%.
We make home equity lines of credit and, on occasion, other junior lien loans. Home equity lines of credit are made for terms of up to 20 years at adjustable rates, with the amount of the home equity line, when combined with the amount outstanding under any first mortgage, limited to an 80% loan to value ratio. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal. Our home equity lines of credit are secured by residential real estate but we do not necessarily also maintain the first mortgage on the real estate. As of December 31, 2016, we had $1.4 million of home equity and other junior lien loans.
Commercial and Multi-Family Real Estate Loans.   At December 31, 2016, we had $14.4 million in commercial and multi-family real estate loans, which represented 29.1% of our total loan portfolio, comprised of loans and lines of credit secured by commercial real estate, including multi-family residential real estate and owner-occupied commercial property. The following table provides more information about our commercial and multi-family real estate loan portfolio at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Multi-Family	$7,278	14.7%	$8,762	17.4%
Multi-Family Line of Credit	30	0.1	—	—
Multi-Family Construction	1,100	2.2	777	1.6
Commercial Real Estate	4,350	8.8	5,675	11.3
Commercial Real Estate Lines of Credit	956	1.9	902	1.8
Commercial Real Estate Construction	714	1.4	—	—
	$14,428	29.1%	$16,116	32.1%

We offer loans secured by multi-family residential real property, including loans to finance the construction of multi-family residences, and also commercial real estate loans and lines of credit, including commercial real estate construction loans.
Multi-family residential real property loans are offered at fixed rates, with a one, three or five year maturity, with payments on a 25-year amortization schedule, and are subject to a loan-to-value ratio of 80% of the lesser of appraised value or the purchase price. We also offer multi-family residential construction loans and commercial construction loans with a maximum loan-to-value ratio of 80%. Finally, we offer commercial (non-residential) real estate loans with a maximum loan-to-value ratio of 80% of the lower of the appraised value or the purchase price of the property, with one, three or five year terms and payments on a 25-year amortization schedule. Commercial real estate lines of credit are available with a one-year maturity.
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
Commercial Business Loans.   We make a relatively limited amount of commercial business loans that are either secured by assets other than real property or that are not secured. As of December 31, 2016 and December 31, 2015, we had commercial business loans of  $1.5 million, or 3.1% of our total loan portfolio and $2.0 million, or 3.9%, of our total loan portfolio, respectively. For secured commercial loans and lines of credit, the interest rate and other terms are determined based upon the financial condition, including net worth, of the borrower as well as the type of collateral to secure the loan. Collateral for secured commercial business loans generally consists of the borrower’s accounts receivable, inventory and furniture, fixtures and equipment, although deposit accounts at Central Federal may also be pledged. We make unsecured commercial extensions of credit if the financial condition of the borrower is sufficient to support the loan; most of our unsecured commercial credits consist of lines of credit. We are currently evaluating supplementing our commercial business loan originations with some limited purchases of the guaranteed portion of Small Business Administration (SBA) loans, which are short-term loans with fixed rates. We anticipate that commercial business loans may become a slightly larger component of our loan portfolio composition through originations supplemented with purchases of SBA loans.
Consumer and Other Loans.   Our consumer lending consists primarily of loans secured by used automobiles or other personal vehicles and, to a lesser extent, unsecured personal loans and loans secured by deposit accounts (share loans) at Central Federal. As of December 31, 2016 and December 31, 2015, we had consumer and other loans of  $558,000, or 1.1% of our total loan portfolio, and $418,000, or 0.8% of our total loan portfolio, respectively. The following table provides additional information relating to our consumer lending.

	December 31, 2016		December 31, 2015
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Personal Auto Loans	$278	0.6%	$271	0.5%
Personal Unsecured Loans	56	0.1	59	0.1
Share Loans	82	0.2	42	0.1
Overdraft	17	—	18	—
Other Secured Loans	125	0.2	28	0.1
	$558	1.1%	$418	0.8%

Loan Underwriting and Collections
Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Central Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In November 2012, the OCC approved Central Federal’s application to participate in the supplemental lending limits program (“SLLP”). Under the SLLP, Central Federal may extend credit for an additional 10% of their unimpaired capital and surplus for one- to four-family residential real estate and small business loans. The amount we can lend under this limit increased as a result of the completion of the offering in January 2016 and the contribution of 50% of the net offering proceeds to Central Federal. At December 31, 2016, our regulatory loans-to-one-borrower limit under the SLLP was $5.1 million. As of December 31, 2016, our three largest commercial real estate lending relationships consisted of multiple extensions of credit, each secured by real property, to a group of related borrowers with an aggregate principal balance of approximately $7.3 million; an extension of credit to one borrower, secured by multiple properties, with an aggregate principal balance of approximately $2.3 million; commercial, multi-family and residential real estate loans with an aggregate principal balance of  $2.0 million and a loan secured by a local fraternity with a principal balance of approximately $3.0 million. At December 31, 2016, all of these loans were performing in accordance with their repayment terms.
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
We have a loan committee comprised of our president, all loan officers (including our executive vice president – lending) and loan administration personnel. Minutes of the meetings of the loan committee are provided to our board on a monthly basis. Our executive vice president – lending and our three lending officers each has the authority to approve extensions of credit in amounts that, when aggregated with all other extensions of credit to the same or related borrowers, do not exceed $500,000. Our loan committee may approve loans in amounts that, when aggregated with all other extensions of credit to the same or related borrowers, do not exceed $750,000; all other loans must be approved by our board of directors.
Commercial and Multi-Family Real Estate, Nonowner-Occupied Residential Real Estate and Commercial Business Loans.   We consider a number of factors in originating commercial real estate loans, including multi-family real estate and nonowner-occupied, one- to four-family residential real estate loans, as well as other commercial business loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of property securing the loan. Under our lending policy, positive cash flow is a requirement for all commercial loans, and we generally require a borrower, irrespective of the income and debt service capacity of assets collateralizing the loan, to demonstrate a minimum debt service coverage ratio (the ratio of net operating income to debt service) of 1.2 to 1.0. We also consider the financial resources of the borrower, for real estate loans, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial business loans (including multi-family and nonowner-occupied real estate) are reviewed at least annually by Central Federal’s management. The review is based on the borrower (that is, all loans to one borrower are reviewed at the same time), and current financial information is obtained from the borrower and its principals at the time of the review. Loans that exceed $250,000 and that require an annual review are presented to and discussed at a meeting of our internal loan committee, loans that exceed $500,000 that require an annual review are presented to and discussed with our board of directors. All commercial and multi-family real estate loans, as well as all owner- and nonowner-occupied residential real estate loans, are appraised by outside independent, licensed appraisers. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.
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
The accrual of interest on real estate and commercial business loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans returned to accrual status when all the principal and interest amounts contractually are brought current, the borrower has demonstrated a period of sustained performance and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months. Management reports loan delinquencies to the board of directors on a monthly basis. Additional information with respect to our loans is available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis as of December 31, 2016 and December 31, 2015.”
Loan Commitments.   We issue commitments for one- to four-family residential real estate loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management — Off-Balance Sheet Arrangements.”
Construction Loans.   Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. For construction loans secured by residential real estate (including loans we consider to be commercial loans), we disburse funds upon request and upon an inspection of the property by Central Federal personnel. For larger commercial loans, we generally advance funds only upon receipt of certification from an engineer or architect.
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
We have an investment portfolio comprised of  $11.3 million of certificates of deposits in other financial institutions and available for sale securities. At December 31, 2016, our investment portfolio was comprised of certificates of deposit in other financial institutions, each in the amount of  $248,000 and each at a different insured depository institution. We also have investments, categorized as available-for-sale, in a municipal obligation with a fair value of  $403,000, mortgage backed securities with a fair value of $5.2 million, SBA pools with a fair value of  $954,000, and stock of the Federal Home Loan Mortgage Corporation with a fair value of  $42,000, as of December 31, 2016. The municipal obligation has a coupon rate of 3.25%, matures in March 2033 and is callable in March 2023. The mortgage backed securities have a coupon of 2.86%. Our investment strategy has remained consistent with our current philosophy of maintaining excess cash in interest-bearing deposits held in other financial institutions; we have and may continue to, on a limited basis, invest in debt securities. In addition to our investment portfolio, at December 31, 2016, we held $97,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.

Deposit Activities and Other Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no outstanding borrowings at December 31, 2016 or at December 31, 2015. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. On occasion, Central Federal will accept deposits, typically in the form of certificate of deposit in denominations of  $100,000 or greater, from other financial institutions. We do not have a formal program or policy with respect to such deposits, which are typically initiated by the other institution; rather, we will accept the deposits if, when the opportunity to accept the deposit arises, our management determines that the deposit is appropriate for us. As of December 31, 2016, the amount of deposits from such other financial institutions was $2.5 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.
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
Borrowings.   As a member of the Federal Home Loan Bank of Des Moines, Central Federal is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential real estate loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Central Federal also is eligible, upon the satisfaction of collateral security and other requirements, to borrow from the Federal Reserve Bank of St. Louis. While we have obtained Federal Home Loan Bank advances in the past, we had no outstanding borrowings from the Federal Home Loan Bank or Federal Reserve Bank at December 31, 2016 or December 31, 2015.
Personnel
As of December 31, 2016, we had 16 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.
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
As a savings and loan holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board.
The Dodd-Frank Act made extensive changes to the regulation of Central Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Central Federal was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Company, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators, which is the OCC in the case of Central Federal.
Certain of the laws and regulatory requirements that are applicable to Central Federal and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on Central Federal and the Company, and is qualified in its entirety by reference to applicable laws and regulations.
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
Capital Requirements.   Central Federal is subject to minimum regulatory capital requirements imposed under OCC regulations, and the Company is subject to consolidated regulatory capital requirements imposed under Federal Reserve Board regulations.
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
As revised effective July 1, 2016, insured institutions with less than $10 billion in assets, such as Central Federal, are assigned to one of three categories based on their composite examination ratings, with higher-rated, less risky institutions paying lower assessments. A range of initial base assessment rates applies to each category, adjusted downward based on unsecured debt issued by the institution to produce total base assessment rates. Total base assessment rates currently range from 1.5 to 16 basis points for institutions in the lowest risk category to 11 to 30 basis points for institutions in the highest risk category, all subject to further adjustment upward if the institution holds more than a limited amount of unsecured debt issued by another FDIC-insured institution.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Central Federal. Management cannot predict what insurance assessment rates will be in the future.
Loans to One Borrower.   Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At December 31, 2016, our regulatory loans-to-one borrower limitation under the supplemental lending limits program approved by the OCC was $5.1 million. All loans to one borrower that aggregate over $500,000 are reviewed by a Central Federal commercial loan officer and are presented to the board of directors annually. Further, our management reviews and recommends to the board of directors through our loan committee such lesser limitations on the extension of credit to a single borrower or borrowing entity as it feels prudent and in the best interest of Central Federal based on the current economic, competitive environment and the circumstances of Central Federal.
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
A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, such as making any new investments or engaging in any new activity not allowed for both a national bank and a savings association, establishing any new branch office unless establishment would be allowable for a national bank, and paying dividends unless such payment would be both allowable for a national bank and necessary to meet the obligations of the association’s holding company. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2016, Central Federal met the qualified thrift lender test.
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
Community Reinvestment Act.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply satisfactorily with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Central Federal received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.
Assessments.   Central Federal is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon an association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly financial report. The assessments paid by Central Federal for the year ended December 31, 2016 totaled approximately $43,000.
Transactions with Related Parties.   Federal law limits Central Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Central Federal, including the Company and any of its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings association may purchase the securities of any affiliate other than a subsidiary.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by Central Federal to executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Central Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The laws limit both the individual and aggregate amount of loans that Central Federal may make to insiders based, in part, on Central Federal’s capital level, and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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

Federal Home Loan Bank System.   Central Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Central Federal, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Central Federal was in compliance with this requirement at December 31, 2016 with an investment in Federal Home Loan Bank stock with a book value of  $97,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts from $15.5 million up to and including $115.1 million, and a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
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

•
Equal Credit Opportunity Act, prohibiting discrimination based on race, creed or other prohibited factors in extending credit;

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

Holding Company Regulation
General.   As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Central Federal.
Pursuant to federal statutes, regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, and certain other activities that have been authorized for savings and loan holding companies by regulation.
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
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except for: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital Requirements.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements.”

Source of Strength.   The Dodd-Frank Act also extended the Federal Reserve Board’s “source of strength” doctrine to savings and loan holding companies such as the Company. The Federal Reserve Board has issued regulations implementing the “source of strength” policy requiring that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends and Stock Repurchases.   The Federal Reserve Board has the power to prohibit payment of dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies and savings and loan holding companies which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a savings and loan holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
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
Acquisition of Central Federal Bancshares.   Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. A change in control definitively occurs upon the acquisition of 25% or more of a company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
Emerging Growth Company Status
The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). Such a company also may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in a public offering prospectus. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; accordingly, the Company is not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under regulations of the United States Securities and Exchange Commission (“SEC”) (generally less than $75 million of voting and non-voting equity held by non-affiliates). The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period.

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
Forward-Looking Statements
Statements included in this report and in our future filings with the SEC, in our press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Forward-looking statements include:
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

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•
the strength of the U.S. economy in general and the strength of the local economies in that comprise our primary markets, including areas where we conduct substantial operations or have purchased a significant amount of correspondent loans;

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

•
fluctuation in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

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

•
our ability to have sufficient taxable income to be able to fully deduct contributions to our charitable foundation;

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

•
the effects of, and changes in, trade and fiscal policies and laws of the United States government and federal executive branch, including changes in foreign and military policies; and

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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
Item 1A.
Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as the Company.

Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

The Company and Central Federal operate from our office located at 210 West 10th Street, Rolla, Missouri 65401. The net book value of our premises at December 31, 2016 was $338,000.
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

PART II
Item 5.
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Holder and Dividend Information.   The common stock of the Company is quoted on the OTC Pink Marketplace under the symbol “CFDB.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the period from January 13, 2016 to March 31, 2016, and the quarters ended June 30, 2016, September 30, 2016, and December 31, 2016. The Company’s common stock began trading on the OTC Pink Marketplace on January 13, 2016. Accordingly, there is no market information for the year ended December 31, 2015 or the period from January 1, 2016 through January 12, 2016.
	High	Low	Close	Dividends Declared Per Share
January 13, 2016 – March 31, 2016	$10.95	$10.40	$10.80	—
Quarter ended June 30, 2016	$11.60	$10.75	$11.23	—
Quarter ended September 30, 2016	$11.82	$11.21	$11.77	—
Quarter ended December 31, 2016	$13.20	$11.77	$12.75	—
The approximate number of holders of record of the Company’s common stock as of March 14, 2017 was 98. Certain shares of the Company are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The Company has not declared dividends on its common stock. Dividend payments by the Company are dependent in part on dividends it receives from Central Federal because the Company has no source of income other than dividends from Central Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company and interest payments with respect to a loan to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan. Our board of directors has the authority to adopt a policy of paying cash dividends, subject to statutory and regulatory requirements. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate the dividend in the future.
(b) Sales of Unregistered Securities.   Not applicable.
(c) Use of Proceeds.   Not applicable.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.   None.
(e) Stock Repurchases.   None.
(f) Stock Performance Graph.   Not required for smaller reporting companies.
Item 6.
Selected Financial Data

The summary financial information presented below is derived in part from the audited consolidated financial statements of the Company. The following is only a summary, and you should read it in conjunction with the financial statements and notes beginning on page F-1. The information at December 31, 2016 and 2015 and for the years then ended is derived in part from the audited consolidated financial statements of the Company that appear elsewhere in this Annual Report on Form 10-K.

	December 31,
	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$74,003	$80,893
Cash and cash equivalents	12,199	25,010
Certificates of deposit in other financial institutions	4,712	2,480
Securities available-for-sale at fair value	6,581	436
Loans, net	49,248	49,910
Premises and equipment, net	634	676
Foreclosed assets	26	608
Deposits	46,223	66,615
Other liabilities	27	628
Total stockholders’ equity	27,753	13,650
	For the Year Ended December 31,
	2016	2015
Selected Operating Data:
Total interest income	$2,487	$2,370
Total interest expense	359	461
Net interest income	2,128	1,909
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,128	1,909
Total noninterest income	96	108
Total noninterest expense	3,156	1,904
Income (loss) before income taxes	(932)	113
Income tax expense (benefit)	(59)	44
Net income (loss)	$(873)	$69
Basic and diluted loss per share	$(0.55)	N/A

N/A — Not applicable; conversion of Central Federal to stock form was completed on January 12, 2016
	At or For the Year Ended December 31,
	2016	2015
Performance Ratios:
Return on average assets	(1.18)%	0.11%
Return on average stockholders’ equity	(4.54)	0.51
Net interest rate spread(1)	2.76	2.89
Net interest margin(2)	2.99	3.13
Noninterest expense to average assets	4.28	2.99
Efficiency ratio(3)	141.9	94.3
Average interest-earning assets to average interest-bearing liabilities	144.5	132.6
Average stockholders’ equity to average assets	26.1	21.1
Asset Quality Ratios:
Non-performing assets to total assets	0.3	1.7
Non-performing loans to total loans	0.4	1.6
Allowance for loan losses to non-performing loans	132.2	33.5
Allowance for loan losses to total loans	0.5	0.5
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	27.0	20.5
Tier 1 capital (to risk-weighted assets)	52.9	36.1
Total risk-based capital (to risk-weighted assets)	53.5	36.8
Common equity Tier 1 (to risk-weighted assets)	52.9	36.1
Other Data:
Number of full service offices	1	1

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

The Basel III capital rules that became effective January 1, 2015 revised the prompt corrective action requirements by: (i) introducing a Common Equity Tier 1 risk-based ratio requirement at each level (other than critically undercapitalized), with the required Common Equity Tier 1 risk-based ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 risk-based capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 risk-based capital ratio for “well-capitalized” status being 8% (compared to the prior ratio of 6%) and (iii) eliminating the former provision that provided that a bank with a composite supervisory rating of 1 may have a 3% Leverage Ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk based capital requirement for any prompt corrective action category.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a holding company that owns 100% of Central Federal. Central Federal is a community-oriented financial institution founded in 1952, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri countries of Dent, Texas, Crawford, Pulaski and Maries. We currently operate out of our office in Rolla, Missouri.
We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and non-owner occupied one-to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We are subject to extensive regulation, examination and supervision by the OCC, our primary federal regulator, and the FDIC, our deposit insurer. The Company is subject to regulation by the Board of Governors of the Federal Reserve System.
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
Operating Strategy
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
Foreclosed Assets.   Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value less costs to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s consolidated financial statements.
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
The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the Company’s contribution to establish the Central Federal Community Foundation. Under U.S. generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of the deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the continued expenses related to operating as a publicly traded company, current financial performance, and the general business and economic trends.
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
We may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. We estimate we will not be able to fully utilize the carryover, and we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.
Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.
Results of Operations for the Years Ended December 31, 2016 and 2015
Overview.   We had a net loss of  $873,000 for the year ended December 31, 2016 as compared to net income, for Central Federal only, of  $69,000 for the year ended December 31, 2015. The $942,000, or 1,365.2%, decrease in net income between the years was primarily a result of the foundation charitable contribution. Net interest income increased $219,000 and noninterest expense increased $1.3 million, due to the $788,000 contribution and an increase of  $376,000 for legal and professional fees related to outside consulting fees paid due to lack of a chief financial officer for the first half of 2016 and costs as a new public company.
Net Interest Income.   The following table presents a summary of net interest income before provision for loan losses.
Year Ended December 31, (Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Components of net interest income
Loans, Including Fees	$2,254	$2,302	$(48)	(2.09)%
Securities and Other	233	68	165	242.65
Total interest income	2,487	2,370	117	4.94
Deposits	359	461	(102)	(22.13)
Total interest expense	359	461	(102)	(22.13)
Net interest income	$2,128	$1,909	$219	11.47%

Net interest income increased by $219,000, or 11.5%, to $2,128,000 for the year ended December 31, 2016 from $1,909,000 for the year ended December 31, 2015. Although interest income on loans decreased by $48,000 from the year ended December 31, 2015, to the year ended December 31, 2016, the interest income generated by the investment portfolio increased $165,000 over the prior year, and interest expense decreased by $102,000 during that same period. Securities and other interest income consists of interest on bank accounts, securities available for sale, certificates of deposits, federal funds sold and dividends on FHLB Stock.
The decrease in interest income on loans is primarily the result of a 10 basis point decrease in the yield on the loan portfolio.
The decrease in interest expense on deposits was due primarily to a decrease in the average rate on deposits of 27 basis points. The average balance of certificates of deposit decreased by $3.9 million and the average balance of interest-bearing DDA accounts increased by $7.8 million. This change in deposit mix contributed to a further decline in deposit costs.
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

	Year Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$49,928	$2,254	4.51%	$49,951	$2,302	4.61%
Securities and other interest bearing assets(1)	21,359	233	1.09%	11,030	68	0.62%
Total interest-earning assets	71,287	2,487	3.49%	60,981	2,370	3.89%
Non-interest-earning assets	2,717			3,005
Allowance for loan losses	(263)			(270)
Total assets	$73,741			$63,716
Interest-bearing liabilities:
Certificate of deposits	$19,789	$238	1.20%	$23,658	$344	1.45%
Savings	3,454	11	0.32%	3,670	11	0.30%
Money Market	9,052	49	0.54%	9,383	50	0.53%
Interest-bearing DDA	17,050	61	0.36%	9,291	56	0.60%
Total interest-bearing deposits	49,345	359	0.73%	46,002	461	1.00%
Non-interest-bearing deposits	5,141			4,006
Other non-interest-bearing liabilities	29			92
Total Liabilities	54,515			50,100
Total stockholders’ equity	19,226			13,616
Total liabilities and stockholders’ equity	$73,741			$63,716
Net interest income		$2,128			$1,909
Net interest rate spread(2)			2.76%			2.89%
Net interest-earning assets(3)	$21,942			$14,979
Net interest margin(4)		2.99%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	144.5%			132.6%

(1)
Includes municipal obligations with an average balance and interest income of  $416,000 and $12,000, respectively.

(2)
Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis.   The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of changes in each. The following table presents the rate volume analysis for the year ended December 31, 2016 and 2015.

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(1)	$(47)	$(48)
Other Interest-Earning Assets	91	74	165
Total interest-earning assets	90	27	$117
Interest-bearing liabilities:
Certificate of deposits	$(52)	$(54)	$(106)
Savings	(1)	1	—
Money Market	(2)	1	(1)
Interest-bearing DDA	34	(29)	5
Total interest-bearing liabilities	(21)	(81)	(102)
Change in net interest income	$111	$108	$219

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
We had no provision for loan losses for the year ended December 31, 2016, nor was there a provision for the year ended December 31, 2015. Net loan recoveries amounted to $2,000 during the year ended December 31, 2016, compared to net charge offs of  $18,000 during the year ended December 31, 2015.
Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at December 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under Allowance for Loan Losses, Analysis of Non-Performing Assets and Troubled Debt Restructurings, and Classified Assets below.
Noninterest Income.   Total noninterest income decreased by $12,000 during the year ended December 31, 2016 as compared to the year ended December 31, 2015. This was a result of customer service fees decreasing $5,000 and other non-interest income decreasing by $7,000.

Year Ended December 31, (Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Customer service fees	$84	$89	$(5)	(5.62)%
Other income	12	19	$(7)	(36.84)
Total	$96	$108	$(12)	(11.11)%

Noninterest Expenses.   Total noninterest expenses increased by $1.3 million, or 65.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily attributable to a $788,000 contribution made to the Central Federal Community Foundation during the year ended December 31, 2016. Legal and professional services expense increased by $376,000 from year to year due to higher professional fees incurred as a public company and certain one-time events, including legal costs incurred for establishment of the ESOP and outside consulting fees paid due to lack of a CFO for half of the year. At this time, we do not expect this trend in legal and professional fees to continue. In addition, data processing and outside services increased by $17,000 from year to year attributable to IT and network expenses, the expense to introduce chip card technology and increases in data processing costs.
Year Ended December 31, (Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Compensation and employee benefits	$1,115	$1,064	$51	4.79%
Data Processing and other outside services	310	293	17	5.80
FDIC insurance and regulatory assessmenet	72	80	(8)	(10.00)
Occupancy and Equipment	207	212	(5)	(2.36)
Legal and Professional Services	474	98	376	383.67
Supplies, Telephone, and Postage	48	43	5	11.63
Operations of Foreclosed Assets	41	24	17	70.83
Contribution to Charitable Foundation	788	—	788	NM
Other	101	90	11	12.22
Total	$3,156	$1,904	$1,252	65.76%

NM — Not meaningful
Income Tax Expense (Benefit).   We had an income tax benefit of  $59,000 for the year ended December 31, 2016, compared to an income tax expense of  $44,000 for the year ended December 31, 2015. This is due to a loss before income taxes of  $932,000 for the year ended December 31, 2016, compared to income before income taxes of  $113,000 during the same period in 2015. In 2016, we established a valuation allowance of  $236,000 on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of  $788,000 as it is not deemed to be realizable.
Balance Sheet Analysis as of December 31, 2016 and December 31, 2015
Total Assets.   At December 31, 2016, total assets were $74.0 million, a decrease of  $6.9 million, or 8.5%, from total assets of  $80.9 million at December 31, 2015. The decrease in total assets for the year ended December 31, 2016 was due mainly to the net effect of a $12.8 million, or a 51.2%, decrease in cash and cash equivalents while investments increased $6.1 million with the receipt of funds generated in the conversion of Central Federal to stock form. The decrease in other assets relates to the deferral of stock conversion costs of  $1.4 million at December 31, 2015.
Loans.   The largest portion of our loan portfolio consists of residential real estate loans which totaled $33.0 million, or 66.6%, and $31.7 million, or 63.2%, of the total loan portfolio at December 31, 2016 and December 31, 2015, respectively. Residential real estate loans increased by $1.3 million, or 4.1%, during the year ended December 31, 2016.
Commercial and multi-family real estate loans totaled $14.4 million and represented 29.2% of total loans at December 31, 2016. This is a decrease of  $1.7 million, or 10.5%, from $16.1 million, or 32.1% of total loans, at December 31, 2015. The market area served by Central Federal is very competitive and interest rate sensitive. Commercial real estate loans generally consist of loans secured by multi-family residential rentals, retail stores, and other commercial real estate.
Commercial business loans totaled $1.5 million and $2.0 million, comprising 3.1% and 3.9% of the total loan portfolio at December 31, 2016 and December 31, 2015, respectively. Commercial business loans decreased $408,000, or 20.9%, during the year ended December 31, 2016.
Consumer and other loans increased by $140,000, or 33.5%, from $418,000 at December 31, 2015 to $558,000 at December 31, 2016.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio at the dates indicated.
	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Business	$1,543	3.1%	$1,951	3.9%
Commercial and Multi-Family Real Estate	14,428	29.2	16,116	32.1
Residential Real Estate	32,999	66.6	31,705	63.2
Consumer and Other	558	1.1	418	0.8
Total Loans	49,528	100.0%	50,190	100.0%
Allowance for loan losses	(263)		(261)
Net deferred loan fees	(17)		(19)
Net Loans	$49,248		$49,910

Loan Maturity.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Actual maturities may differ due to prepayments.
	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total Loans
	(In thousands)
As of December 31, 2016
Due in One Year or Less	$636	$1,914	$669	$50	$3,269
Due after One through Five Years	519	3,596	455	462	5,032
Due after Five Years	388	8,918	31,875	46	41,227
	$1,543	$14,428	$32,999	$558	$49,528

Fixed vs Adjustable Rate Loans.   The following table sets forth the dollar amount of all loans at December 31, 2016 that are due after December 31 2017, and that have either fixed interest rates, or floating or adjustable interest rates. The amounts shown below exclude deferred loan origination fees and deferred loan costs.
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Secured by Real Estate:
Commercial and Multi-Family	$2,567	$9,947	$12,514
Residential	8,027	24,303	32,330
Other Loans:
Commercial Business	—	907	907
Consumer and Other	508	—	508
Total Loans	$11,102	$35,157	$46,259

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
Loan Activity.   The following table shows loan activity, consisting of loans originated, loan payoffs and loan charge-offs, for the year indicated.
	Year Ended December 31,
	2016	2015
	(In thousands)
Total loans at beginning of year	$50,190	$52,484
Loans Originated:
Commercial Business	257	313
Commercial and Multi-Family Real Estate	5,378	1,887
Residential Real Estate	6,495	5,821
Consumer and Other	370	299
Total loans originated	12,500	8,320
Deduct:
Loans principal repayment (amortization and payoffs)	(13,161)	(10,595)
Charge-offs	(1)	(19)
Net loan activity	(662)	(2,294)
Total loans at end of year	$49,528	$50,190

Loan originations come from a variety of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
We did not sell any loans during the years ended December 31, 2016 and 2015. From time to time we do buy participation loans. We did not purchase any loans during the year ended December 31, 2016 and 2015.
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
At December 31, 2016, the allowance was $263,000 and represented 0.5% of total loans. At December 31, 2015, the allowance was $261,000 and also represented 0.5% of total loans. At December 31, 2016, the largest allowance in the portfolio was the allowance for residential real estate loans, which made up about 68.9% of the total allowance at $181,000, and at December 31, 2015, the largest allowance in the portfolio was the allowance for residential real estate loans, which made up about 70.1% of the total allowance at $183,000.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in each category.
	December 31, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Commercial Business	$3	1.1%	3.1%	$5	1.9%	3.9%
Commercial and Multi-Family Real Estate	37	14.1%	29.2%	30	11.5%	32.1%
Residential Real Estate	181	68.9%	66.6%	183	70.1%	63.2%
Consumer and Other	3	1.1%	1.1%	4	1.5%	0.8%
Total allocated allowance	224	85.2%	100.0%	222	85.0%	100.0%
Unallocated allowance	39	14.8%		39	15.0%
Total allowance for loan loss	$263	100.0%	100.0%	$261	100.0%	100.0%

At December 31, 2016, our allowance for loan losses of  $263,000 was 132.2% of non-performing loans. At December 31, 2015, our allowance for loan losses of  $261,000 was 33.5% of non-performing loans.
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

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the years indicated.
	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$261	$279
Charge-offs:
Residential real estate	—	(17)
Consumer and other	(1)	(2)
Total charge-offs	(1)	(19)
Recoveries	3	1
Net recoveries (charge-offs)	2	(18)
Provision for loan losses	—	—
Allowance at end of year	$263	$261
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.04%
Allowance for loan losses to non-performing loans at end of year	132.16%	33.50%
Allowance for loan losses to total loans at end of year	0.53%	0.52%
For the year ended December 31, 2016, the allowance increased by $2,000 to $263,000, as compared to a decrease of  $18,000 to $261,000 during the same period in 2015. The increase for the year ended December 31, 2016 was due to $1,000 in charge-offs offset with $3,000 in recoveries. Charge-offs were minimal in 2016 with the largest charge-off being $1,000 in consumer loans. In 2015, the largest charge-off was for $17,000. The allowance for loan losses to non-performing loans ratio increased due to a decrease in non-performing loans to $199,000 as of December 31, 2016 from $779,000 as of December 31, 2015. Non-performing loans decreased due primarily to a commercial real estate loan which was paid off during 2016. The allowance for loan loss as a percentage of total loans as of December 31, 2016 increased by 0.01% to 0.53% compared to 0.52% as of December 31, 2015.
Delinquencies.   The following table provides the information about delinquencies in our loan portfolio at the dates indicated.
	Loans Delinquent For
	30 – 89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Commercial and Multi-Family Real Estate	—	$—	—	$—	—	$—
Residential Real Estate	3	182	2	170	5	352
Consumer and Other	2	2	—	—	2	2
Total	5	$184	2	$170	7	$354
At December 31, 2015
Commercial and Multi-Family Real Estate	—	$—	—	$—	—	$—
Residential Real Estate	4	186	3	100	7	286
Consumer and Other	5	12	—	—	5	12
Total	9	$198	3	$100	12	$298

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
Analysis of Non-Performing Assets and Troubled Debt Restructurings.   We consider foreclosed assets, which are assets repossessed by Central Federal, accruing loans 90 days or more past due and non-accrual loans to be non-performing assets. Assets acquired through, or in lieu of, loan foreclosure are considered foreclosed assets and are held for sale. These assets are initially recorded at fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis for those assets. Any write-downs based on the asset’s fair value at the date of foreclosure, or subsequent to the date of foreclosure, are charged to the allowance for loan losses. The assets held for sale are carried at the lower of the new cost basis or fair value less costs to sell.
Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged off no later than 180 days past due. As of December 31, 2016, there were three loans on non-accrual status totaling $199,000, which is a decrease of  $480,000, from the two loans on non-accrual status amounting to $679,000 as of December 31, 2015. Nonaccrual loans for those periods represented .4% and 1.4% of total loans, respectively.
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

The following table provides information with respect to our non-performing assets and accruing troubled debt restructurings at the dates indicated.
	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$199	$289
Commercial and Multi-Family Real Estate	—	390
Consumer and Other	—	—
Total	$199	$679
Accruing loans 90 days or more past due:
Residential real estate	—	100
Consumer and other	—	—
Total non-performing loans	199	779
Real estate owned	26	608
Total non-performing assets	$225	$1,387
Accruing troubled debt restructurings (TDR):
Commercial real estate	—	—
Total non-performing and accruing troubled debt restructurings	$225	$1,387

Ratios:
Total non-performing loans to total loans	0.40%	1.55%
Total non-performing assets to total assets	0.30%	1.71%
Total non-performing loans and accruing TDRs to total loans	0.40%	1.55%
Total non-performing assets and accruing TDRs to total assets	0.30%	1.71%
Total non-performing loans decreased by $580,000 from $779,000 at December 31, 2015 to $199,000 at December 31, 2016. The majority of this change was due to a $390,000 commercial real estate loan which was paid off during 2016.
Foreclosed assets at December 31, 2016 consisted of one property totaling $26,000, which is a decrease from the three foreclosed properties at December 31, 2015 which totaled $608,000. The decline in the total amount of foreclosed assets is due primarily to three properties being sold. The first sale was for a property sold in Cuba, Missouri for $267,000, resulting in a gain of  $2,000. The second sale was a property sold in Rolla, Missouri for $91,000, at a gain of  $18,000. During the process of the second sale, the property was separated into 2 distinct properties. The third property was sold for $209,000, resulting in a loss of  $34,000.
At December 31, 2016, we had no loans which were not classified as nonaccrual, 90 days past due or troubled debt restructurings but where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in non-performing loans.

The following table provides information with respect to partial charge-offs on non-performing loans and accruing troubled debt restructurings at the dates indicated.
	December 31,
	2016	2015
	(Dollars in thousands)
Total non-performing loans	$199	$779
Less partially charged off non-performing loans	—	—
Adjusted non-performing loans	$199	$779
Total non-performing loans and accruing troubled debt restructurings	$199	$779
Adjusted non-performing loans and accruing troubled debt restructurings	199	779
Adjusted non-performing loans to total assets	0.3%	1.0%
Adjusted non-performing loans and accruing troubled debt restructurings to total assets	0.3%	1.0%
Allowance for loan losses to adjusted non-performing loans and accruing troubled debt restructurings at end of year	132.2%	33.5%
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
	December 31,
	2016	2015
	(In thousands)
Special mention	$121	$225
Substandard	613	821
Total criticized and classified loans	$734	$1,046
Foreclosed assets	26	608
Total criticized and classified assets	$760	$1,654

Investment Portfolio.   Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our primary investment objectives are: (i) to provide and maintain liquidity; (ii) to fully employ the available funds of Central Federal; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit credit and interest rate risk. Our chief executive officer is responsible for the implementation of our policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.
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
The following table sets forth the amortized costs and fair values of our available-for-sale securities at the dates indicated.
	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available-for-sale:
Mortgage Backed Securities	$5,321	$5,182	$—	$—
Small Business Administration Pools	988	954	—	—
Municipal Obligation	407	403	408	414
Federal Home Loan Mortgage Corp. Stock	15	42	15	22
	$6,731	$6,581	$423	$436

At December 31, 2016, our securities available-for-sale consisted of six mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of  $5,182,000 and $954,000, respectively, purchased during the year ended December 31, 2016, one municipal bond backed by a local school district with a fair value of  $403,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of  $42,000 for a total of  $6,581,000 as compared to the December 31, 2015 available-for-sale security portfolio with a fair value of  $436,000.
The increase in securities of  $6.1 million resulted from cash available to invest as a result of the conversion of Central Federal to stock form.
We held $4.7 million of certificates of deposits in other financial institutions at December 31, 2016, compared to $2.5 million at December 31, 2015. The increase is a result of purchasing several short-term certificates of deposit to provide a higher return than the overnight earnings rate; provided rate increases occur as projected, the cash flow will be reinvested at higher rates as they mature.
	December 31, 2016
	(Dollars in thousands)
	Amount	Weighted Average Rate
Certificates of Deposit in Other Financial Institutions Maturing In:
2017	$1,488	1.16%
2018	248	1.35
2019	992	1.76
2020	992	2.24
2021	992	1.69
	4,712	1.64%
Securities available-for-sale	6,581
Total	$11,293

In addition to our investment portfolio, at December 31, 2016 we held $97,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.
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

The following table sets forth the balances of our deposit accounts at the dates indicated.
	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-Bearing DDA	$3,474	7.5%	$21,845	32.8%
Interest-Bearing DDA	20,630	44.6%	18,765	28.2%
Savings	3,435	7.4%	3,485	5.2%
Certificates of Deposit, $250,000 or more	2,536	5.5%	3,018	4.5%
Certificates of Deposit, less than $250,000	16,148	35.0%	19,502	29.3%
Total Deposits	$46,223	100.0%	$66,615	100.0%

The following table sets forth deposit activity for the years indicated.
	Year Ended December 31,
	2016	2015
	(In thousands)
Beginning Balance	$66,615	$50,282
Net increase (decrease) in Deposits	(20,392)	16,333
Ending Balance	$46,223	$66,615

Total deposits decreased by $20.4 million, or 30.6%, from $66.6 million, or 82.4% of total assets, at December 31, 2015 to $46.2 million, or 62.4% of total assets, at December 31, 2016. The higher balance at December 31, 2015 stemmed from the receipt of subscriptions in advance of the conversion of Central Federal to stock form, which were maintained during December 2015 in a deposit account at Central Federal. Interest-bearing demand deposits make up the majority of the deposit balance, accounting for $20.6 million, or 44.6%, and $18.8 million, or 28.2%, as of December 31, 2016 and December 31, 2015, respectively. Non-interest bearing demand deposits decreased by $18.4 million due primarily to deposits held for subscriptions related to the company’s stock conversion, being transferred to the holding company or invested. Savings accounts remained consistent.
Certificates of deposits, specifically those less than $250,000, decreased by $3.3 million as a number of certificates matured in 2016. The follow table provides information regarding all of our certificates of deposit by time remaining until maturity as of December 31, 2016.
Maturity Period at December 31, 2016	Amount
(In thousands)
Three months or less	$3,185
Over three months through six months	4,628
Over six months through one year	4,438
Over one year through three years	3,378
Over three years	3,055
Total	$18,684

The following table indicates the amount of certificates of deposits with balances of  $100,000 or greater by time remaining until maturity as of December 31, 2016.
Maturity Period at December 31, 2016	Amount
(In thousands)
Three months or less	$893
Over three months through six months	2,677
Over six months through twelve months	1,205
Over twelve months	1,696
Total	$6,471

Stockholders’ Equity.   Stockholders’ equity increased by $14.1 million, or 103.3%, to $27.8 million at December 31, 2016 from $13.7 million at December 31, 2015 as the result of the conversion of Central Federal from a federally chartered mutual savings association into a federally chartered stock savings association and the related sale of common stock, which was completed on January 12, 2016. The proceeds from the sale of common stock in the subscription were the main source of the increase in stockholders’ equity. As described above, the Company had a net loss of  $873,000 for the year ended December 31, 2016.
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
Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At December 31, 2016, cash and cash equivalents totaled $12.2 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $4.7 million and $6.6 million, respectively, at December 31, 2016.
Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $ 40,000 and $715,000 for the year ended December 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of activity in securities available-for-sale and loans, was $7.4 million for the year ended December 31, 2016, and net cash provided by investing activities was $1.5 million for the year ended December 31, 2015. Net cash used in financing activities, consisting of activity in deposit accounts and proceeds from sale of common stock, was $5.4 million for the year ended December 31, 2016. Net cash provided by financing activities was $16.3 million for the year ended December 31, 2015.
Certificates of deposit maturing over the next 12 months total $12.3 million, or 65.6%, of certificates of deposits. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. Federal Home Loan Bank or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.
Capital Management
We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines, with Tier 1 capital to adjusted average assets ratio of 27.0%, a Tier 1 capital to risk-weighted assets ratio of 52.9%, a total-risk based capital to risk-weighted assets ratio of 53.5% and a common equity Tier 1 capital to risk-weighted assets ratio of 52.9%. Refer to Note 15 to the accompanying Notes to the Financial Statements.
The capital from the offering of Central Federal Bancshares common stock in connection with the conversion of Central Federal to stock form will significantly increase our liquidity and capital resources in future periods. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net interest income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity, and under OCC regulations, we were not allowed to repurchase any shares during the first year following the offering, unless extraordinary circumstances existed and we received regulatory approval.

Off-Balance Sheet Arrangements.   In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal had $2.8 million in unfunded commitments under lines of credit, and no standby letters of credit, as of December 31, 2016. Unfunded commitments under lines of credit were $5.6 million and standby letters of credit were $15,000 as of December 31, 2015.
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
Net Portfolio Value.   We currently utilize economic value of equity analysis to review our level of interest rate risk. We measure our interest rate risk through the use of a financial model provided by an outside consulting firm. This model measures interest rate risk by capturing changes in the economic value of assets and liabilities, based on a range of assumed changes in market interest rates. Economic value represents the market value of our assets and liabilities. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table presents the change in the economic value of our equity at December 31, 2016 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.
				EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated Amount(2)	Estimated Increase (Decrease) in EVE	Percent Increase (Decrease)	EVE Ratio(4)
					Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$18,630	(2,504)	(11.85)	28.09%	(61)
+300	19,629	(1,505)	(7.12)	28.77	7
+200	20,473	(661)	(3.13)	29.21	51
+100	21,033	(101)	(0.48)	29.24	54
—	21,134	—	—	28.70	—
-100	20,536	(598)	(2.83)	27.37	(133)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

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
Impact of Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact of implementation.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2020. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.
Effect of Inflation and Changing Prices
The financial statements and related financial data presented in this prospectus have been prepared according to U.S. generally accepted accounting principles, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and service.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies such as the Company.
Item 8.
Financial Statements and Supplementary Data

The audited consolidated financial statements for the Company are a part of this Annual Report on Form 10-K and may be found beginning on page F-1.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Disclosure Controls and Procedures.   The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.
MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ William A. Stoltz William A. Stoltz President and Chief Executive Officer	/s/ Angela E. Medwick Angela E. Medwick Chief Financial Officer
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

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the identification, business experience and qualifications of the Company’s directors will be included in our Proxy Statement (Schedule 14A) to be filed with SEC within 120 days of the Company’s fiscal year end in connection with its 2017 Annual Meeting of Shareholders currently scheduled to be held on May 16, 2017 (the “Proxy Statement”), under the headings “Corporate Governance and Board Matters,” “Audit Related Matters,” and “Item 1 — Election Of Directors.” Information called for by this item concerning compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the headings “Other Information Relating to Directors and Executive Officers” and “Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
The Company has adopted a Code of Ethics (“Code”) that applies to the principal executive officer and principal financial officer and all other employees and directors. The Code addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.
Item 11.
Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information under the heading “Executive Officer Compensation” in the Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information under the heading “Beneficial Ownership” in the Proxy Statement.
Item 13.
Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Other Information Relating to Directors and Executive Officers — Transactions with Related Parties” in the Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the heading entitled “Corporate Governance and Board Matters” in the Proxy Statement.
Item 14.
Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information under the heading “Item 3 — Ratification of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report
(a)
Financial Statements.   The following are filed as a part of this document under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements
(b)
Exhibits.

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)
3.2	Bylaws of Central Federal Bancshares, Inc.(1)
4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)
10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)
10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries
24.1	Power of Attorney (included on signature pages)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*
Management contract or compensatory agreement or arrangement.

(1)
Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the SEC on September 11, 2015.

(2)
Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)
Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.

(c)
Financial Statement Schedules.   All schedules for which this provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CENTRAL FEDERAL BANCSHARES, INC.
*   *   *   *
All schedules are omitted as the required information is not applicable or is included in the consolidated financial statements or related notes.

MICHAEL TROKEY & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10411 CLAYTON ROAD
ST. LOUIS, MISSOURI 63131
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Central Federal Bancshares, Inc.
Rolla, Missouri
We have audited the accompanying consolidated statements of financial condition of Central Federal Bancshares, Inc. (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Federal Bancshares, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
St. Louis, Missouri
March 23, 2017
/S/ MICHAEL TROKEY & COMPANY, P.C.

CENTRAL FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31, 2016	December 31, 2015
ASSETS
Cash and Due from Financial Institutions	$12,099,000	$24,910,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	12,199,000	25,010,000
Certificates of Deposits in Other Financial Institutions	4,712,000	2,480,000
Securities Available-for-Sale at Fair Value (Amortized cost is $6,731,000 at December 31, 2016, and $423,000 at December 31, 2015)	6,581,000	436,000
Federal Home Loan Bank (FHLB) Stock, at Cost	97,000	77,000
Loans, Net of Allowance for Loan Losses of $263,000 at December 31, 2016 and $261,000 at December 31, 2015	49,248,000	49,910,000
Foreclosed Assets	26,000	608,000
Premises and Equipment, Net	634,000	676,000
Accrued Interest Receivable	160,000	115,000
Deferred Tax Asset, Net	174,000	91,000
Other Assets	172,000	1,490,000
Total Assets	$74,003,000	$80,893,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,474,000	$21,845,000
Interest-Bearing	42,749,000	44,770,000
Total Deposits	46,223,000	66,615,000
Other Liabilities	27,000	628,000
Total Liabilities	46,250,000	67,243,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares – authorized; none issued and outstanding	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued and outstanding at December 31, 2016	18,000
Retained Earnings – Substantially Restricted	12,767,000	13,640,000
Additional Paid-In Capital	16,446,000	—
Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	(1,373,000)	—
Accumulated Other Comprehensive Income (Loss)	(105,000)	10,000
Total Stockholders’ Equity	27,753,000	13,650,000
Total Liabilities and Stockholders’ Equity	$74,003,000	$80,893,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2016	2015
INTEREST INCOME
Loans, Including Fees	$2,254,000	$2,302,000
Securities and Other	233,000	68,000
Total Interest Income	2,487,000	2,370,000
INTEREST EXPENSE
Deposits	359,000	461,000
Total Interest Expense	359,000	461,000
NET INTEREST INCOME	2,128,000	1,909,000
PROVISION FOR LOAN LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,128,000	1,909,000
NONINTEREST INCOME
Customer Service Fees	84,000	89,000
Other Income	12,000	19,000
Total Noninterest Income	96,000	108,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	1,115,000	1,064,000
Data Processing and Other Outside Services	310,000	293,000
FDIC Insurance and Regulatory Assessment	72,000	80,000
Occupancy and Equipment	207,000	212,000
Legal and Professional Services	474,000	98,000
Supplies, Telephone, and Postage	48,000	43,000
Operations of Foreclosed Assets	41,000	24,000
Contribution to Charitable Foundation	788,000	—
Other	101,000	90,000
Total Noninterest Expense	3,156,000	1,904,000
INCOME (LOSS) BEFORE INCOME TAXES	(932,000)	113,000
INCOME TAX EXPENSE (BENEFIT)	(59,000)	44,000
NET INCOME (LOSS)	$(873,000)	$69,000
Common share data
Basic and diluted loss per share(1)	$(0.55)	N/A

(1)
Basic and diluted loss per share is N/A for the year ended December 31, 2015 as no shares were outstanding during the year.

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.
consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Year Ended December 31,
	2016	2015
NET INCOME (LOSS)	$(873,000)	$69,000
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities Available-for-Sale	(163,000)	(3,000)
Income Tax Benefit (Expense)	48,000	2,000
Total Other Comprehensive Income (Loss), net of tax	(115,000)	(1,000)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(988,000)	$68,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.
consolidated STATEMENTS OF stockholders’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
BALANCE, DECEMBER 31, 2014				$13,571,000	$11,000	$13,582,000
Net Income	—	—	—	69,000	—	$69,000
Other Comprehensive Loss	—	—	—	—	(1,000)	$(1,000)
BALANCE, DECEMBER 31, 2015				13,640,000	10,000	$13,650,000
Net Income (Loss)	—	—	—	(873,000)	—	(873,000)
Other Comprehensive Loss	—	—	—	—	(115,000)	(115,000)
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	—	—	—	16,455,000
Funding of ESOP with 143,042 shares of common stock	—	—	(1,430,000)	—	—	(1,430,000)
Earned ESOP shares	—	9,000	57,000	—	—	66,000
BALANCE, DECEMBER 31, 2016	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$(105,000)	$27,753,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.
consolidated statements of cash flows
	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(873,000)	$69,000
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Amortization of Securities	47,000	—
Provision for Loan Losses	—	—
Depreciation	69,000	75,000
Loss on Sale of Foreclosed Assets	14,000	—
ESOP Expense	66,000	—
Net Changes in:
Accrued Interest Receivable	(45,000)	7,000
Other Assets	1,283,000	(1,381,000)
Other Liabilities	(601,000)	515,000
Net Cash (Used In) Provided by Operating Activities	(40,000)	(715,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest-Bearing Deposits in Other Financial Institutions	(2,232,000)	—
Net Change in FHLB Stock	(20,000)	1,000
Purchase of Securities Available-for-Sale	(7,256,000)	(408,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	901,000	—
Net Decrease in Loans	871,000	1,909,000
Purchases of Premises and Equipment	(27,000)	(12,000)
Proceeds from Sale of Foreclosed Assets	359,000	—
Net Cash (Used In) Provided by Investing Activities	(7,404,000)	1,490,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(20,392,000)	16,333,000
Proceeds from Issuance of Common Stock	15,025,000	—
Net Cash (Used in) Provided by Financing Activities	(5,367,000)	16,333,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,811,000)	17,108,000
Cash and Cash Equivalents at Beginning of Year	25,010,000	7,902,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,199,000	$25,010,000
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$359,000	$461,000
Income Taxes Paid, Net of Refunds Received	$(38,967)	$56,000
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$—	$365,000
Transfer of Foreclosed Assets to Loans	$209,000	$—
See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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
Stock Conversion
On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company. On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan (“ESOP”) established in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The costs of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of  $1,425,000.
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
Principles of Consolidation
On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The consolidated financial statements as of and for the year ended December 31, 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation. The financial statements as of and for the year ended December 31, 2015 represent Central Federal only, as the conversion to stock form had not yet occurred.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, valuation of foreclosed assets, valuation of deferred tax assets, and fair values of financial instruments.
Concentrations of Credit Risk
Most of the Company’s activities are with customers located within Phelps County, Missouri and surrounding areas. Note 4 discusses the types of securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages.
Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from financial institutions and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.
The Company maintains cash in correspondent bank accounts, the balances of which exceed the federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest bearing funds in cash and cash equivalents were $10,934,000 and $23,743,000 as of December 31, 2016 and December 31, 2015, respectively.
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
Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FHLB Stock, at Cost
The Company is a member of the Federal Home Loan Bank of Des Moines (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery at par value. Both cash and stock dividends are reported as income. Management believes no impairment charge was necessary related to the FHLB stock for the years ended December 31, 2016 or 2015.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.
Interest income is accrued on the unpaid principal balance. The Company has determined the application of guidance in the nonrefundable fees and other costs standard regarding the deferral of loan origination fees and direct loan origination costs, does not have a material effect on its financial statements. As such, these fees and costs have been primarily recognized during the period they are collected and incurred, respectively. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
Allowance for Loan Losses
The allowance for loan losses (allowance) is an estimate of probable loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance.
The allowance consists of three primary components, general allowances, specific allowances related to impaired loans, and unallocated allowances. The general component covers non-impaired loans and is based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (CONTINUED)
delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which impairment is measured generally include loans classified as substandard, doubtful, non-accrual, or are considered a troubled debt restructured loan. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, except that as a practical expedient, it may measure impairment based on an observable market price, or the fair value of the collateral if collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.
Allowance allocations other than general and specific are included in the unallocated portion. The unallocated allowance reflect the imprecision inherent in the underlying assumptions used in the methodologies for estimating the general allowance.
Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above in the calendar year of the restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and is performing according to the modified terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with other nonaccrual loans.
The Company assigns a risk rating to all loans to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:
Unclassified:   An unclassified loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
Special Mention:   Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (CONTINUED)
Substandard:   Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well-defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful:   Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss:   Loans classified as loss are considered uncollectible and charged off immediately.
The Company maintains a separate general allowance for each portfolio segment. These portfolio segments include commercial business, commercial and multi-family real estate, residential real estate, and consumer and other with risk characteristics described as follows:
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
Residential Real Estate:   The degree of risk in residential mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of probable loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.
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

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Off-Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, and standby letters of credit. Such financial instruments are recorded when they are funded.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value, less costs to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.
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
Impairment of Long-Lived Assets
The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.
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

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (CONTINUED)
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
Under U.S. generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.
The Company adopted the provision of accounting for uncertainty in income taxes. These rules establish a higher standard for tax benefits to meet before they can be recognized in a Company’s financial statements. The Company can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. The Company had no uncertain tax positions during the years ended December 31, 2016 or 2015.
The Company files federal and state income tax returns, and it is not subject to federal or state income tax examinations for taxable years prior to 2013.
Comprehensive Income
Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).
New Accounting Standards
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (CONTINUED)
fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact of implementation.
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
Year Ended December 31, 2016
Basic and Diluted Loss per Share:
Net Loss	$(873,000)
Less: Dividends Paid on Common Stock	—
Undistributed Loss	$(873,000)
Weighted-Average Basic and Diluted Shares Outstanding	1,593,757
Distributed Loss per Share	$—
Undistributed Loss per Share	(0.55)
Net Loss per Share	$(0.55)

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 3
Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:
	December 31,
	2016	2015
Certificates of Deposit at Cost Maturing In:
One Year or Less	$1,488,000	$248,000
One Year to Five Years	3,224,000	2,232,000
	$4,712,000	$2,480,000

note 4
sECURITIES

The carrying amount and estimated fair market value of securities classified as available-for-sale are summarized as follows:
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$5,321,000	$—	$(139,000)	$5,182,000
Small Business Administration (“SBA”) Pools	988,000	—	(34,000)	954,000
Municipal Obligation	407,000	—	(4,000)	403,000
Federal Home Loan Mortgage Corp. Stock	15,000	27,000	—	42,000
Total	$6,731,000	$27,000	$(177,000)	$6,581,000

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Obligation	$408,000	$6,000	$—	$414,000
Federal Home Loan Mortgage Corp. Stock	15,000	7,000	—	22,000
Total	$423,000	$13,000	$—	$436,000

At December 31, 2016, the S&P credit rating of the municipal obligation was an AA+.
There were no securities pledged as collateral at December 31, 2016 and 2015.
During the years ended December 31, 2016 and 2015, the Company did not sell any securities.
The following table indicates amortized cost and estimated fair value of securities available for-sale at December 31, 2016 based upon contractual maturity.
	Amortized Cost	Fair Value
Over Ten Years	$407,000	$403,000
Mortgage Backed Securities and SBA Pools	6,309,000	6,136,000
No Stated Maturity Date	15,000	42,000
Total	$6,731,000	$6,581,000

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 4
sECURITIES (CONTINUED)

The following table shows securities with gross unrealized losses at December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2015.
	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage Backed Securities	$—	$—	$5,182,000	$(139,000)	$5,182,000	$(139,000)
Small Business Administration Pools	—	—	954,000	(34,000)	954,000	(34,000)
Muncipal Obligation	—	—	403,000	(4,000)	403,000	(4,000)
	$—	$—	$6,539,000	$(177,000)	$6,539,000	$(177,000)

note 5
LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:
	December 31,
	2016	2015
Commercial Business	$1,543,000	$1,951,000
Commercial and Multi-Family Real Estate	14,428,000	16,116,000
Residential Real Estate	32,999,000	31,705,000
Consumer and Other	558,000	418,000
	49,528,000	50,190,000
Allowance for Loan Losses	(263,000)	(261,000)
Net Deferred Loan Fees	(17,000)	(19,000)
Loans, Net	$49,248,000	$49,910,000

Residential real estate loans at December 31, 2016 and December 31, 2015 include loans secured by one-to-four family, non-owner occupied properties of  $9,493,000 and $10,177,000, respectively.
At December 31, 2016 and December 31, 2015, construction loans were $2,736,000 and $2,011,000, respectively. Loans in process at December 31, 2016 and December 31, 2015 were $2,299,000 and $609,000, respectively.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 5
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses and recorded investment in loans are as follows:
December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	(2,000)	7,000	(5,000)
Loans Charged-Off				(1,000)		(1,000)
Recoveries of Loans Previously Charged-Off			3,000			3,000
Balance at End of Year	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Ending Balance: Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Ending Balance: Collectively Evaluated for Impairment	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Loans:
Ending Balance: Individually Evaluated for Impairment	$—	$—	$199,000	$—		$199,000
Ending Balance: Collectively Evaluated for Impairment	$1,543,000	$14,428,000	$32,800,000	$558,000		$49,329,000

December 31, 2015	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$4,000	$46,000	$193,000	$4,000	$32,000	$279,000
Provision for Loan Losses	1,000	(16,000)	6,000	2,000	7,000	—
Loans Charged-Off	—	—	(17,000)	(2,000)	—	(19,000)
Recoveries of Loans Previously Charged-Off	—	—	1,000	—	—	1,000
Balance at End of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Ending Balance: Individually Evaluated for Impairment	$—	$—	$15,000	$—	$—	$15,000
Ending Balance: Collectively Evaluated for Impairment	$5,000	$30,000	$168,000	$4,000	$39,000	$246,000
Loans:
Ending Balance: Individually Evaluated for Impairment	$—	$390,000	$289,000	$—		$679,000
Ending Balance: Collectively Evaluated for Impairment	$1,951,000	$15,726,000	$31,416,000	$418,000		$49,511,000

At December 31, 2015, there was one impaired loan, with a principal balance of  $289,000 with an allowance of  $15,000 recorded. See Note 17 for impairment losses related to nonrecurring fair value measurements of impaired loans.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 5
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:
	Risk Profile by Risk Rating
December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,540,000	$14,428,000	$32,269,000	$557,000	$48,794,000
Special Mention	3,000	—	118,000	—	121,000
Substandard	—	—	612,000	1,000	613,000
Total	$1,543,000	$14,428,000	$32,999,000	$558,000	$49,528,000

	Risk Profile by Risk Rating
December 31, 2015	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,951,000	$15,726,000	$31,049,000	$418,000	$49,144,000
Special Mention	—	—	225,000	—	225,000
Substandard	—	390,000	431,000	—	821,000
Total	$1,951,000	$16,116,000	$31,705,000	$418,000	$50,190,000

The following tables show the aging analysis of the loan portfolio by time past due:
	Accruing Interest
December 31, 2016	Current	30 – 89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Total Loans
Commercial Business	$1,543,000	$—	$—	$—	$1,543,000
Commerical and Multi-Family Real Estate	14,428,000	—	—	—	14,428,000
Residential Real Estate	32,650,000	150,000	—	199,000	32,999,000
Consumer and Other	556,000	2,000	—	—	558,000
	$49,177,000	$152,000	$—	$199,000	$49,528,000
December 31, 2015
Commercial Business	$1,951,000	$—	$—	$—	$1,951,000
Commerical and Multi-Family Real Estate	15,726,000	—	—	390,000	16,116,000
Residential Real Estate	31,130,000	186,000	100,000	289,000	31,705,000
Consumer and Other	406,000	12,000	—	—	418,000
	$49,213,000	$198,000	$100,000	$679,000	$50,190,000

Interest income that would have been recorded for the years ended December 31, 2016 and December 31, 2015 had nonaccrual loans been current according to their original terms, amounted to $26,000 and $23,000, respectively. Interest income recognized on nonaccrual loans during the years ended December 31, 2016 and 2015 amounted to $55,000 and $5,000, respectively.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 5
LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present information related to impaired loans:
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$—	$—	$—	$—	$—
Residential Real Estate	199,000	202,000	—	271,000	—
Total Loans With No Related Allowance Recorded	$199,000	$202,000	$—	$271,000	$—
Loans With an Allowance Recorded:
Residential Real Estate	$—	$—	$—	$—	$—
Total Impaired Loans:
Commercial and Multi-Family Real Estate	$—	$—	$—	$—	$—
Residential Real Estate	199,000	202,000	—	271,000	—
Total	$199,000	$202,000	$—	$271,000	$—

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$—	$391,000	$12,000
Residential Real Estate	—	130,000	—	3,000	5,000
Total Loans With No Related Allowance Recorded	$390,000	$520,000	$—	$394,000	$17,000
Loans With an Allowance Recorded:
Residential Real Estate	$289,000	$306,000	$15,000	$301,000	$—
Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$390,000	$—	$391,000	$12,000
Residential Real Estate	289,000	436,000	15,000	304,000	5,000
Total	$679,000	$826,000	$15,000	$695,000	$17,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.
There were no loans modified in TDRs for the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, one loan relationship that was considered a TDR, with a balance of $413,000 was paid off.
As of December 31, 2016, the Company did not have any loans in process of foreclosure.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
Note 6
foreclosed assets

Activity in foreclosed assets is as follows:
	Year Ended December 31,
	2016	2015
Balance at Beginning of Year	$608,000	$243,000
Additions	—	365,000
Loan to Facilitate Sale	(209,000)	—
Proceeds from Sale	(359,000)	—
Loss on Sales	(14,000)	—
Balance at End of Year	$26,000	$608,000

Foreclosed assets by property type are as follows:
	December 31,
	2016	2015
Commercial Real Estate	$—	$243,000
Residential Real Estate	26,000	365,000
	$26,000	$608,000

note 7
PREMISES AND EQUIPMENT

Components of premises and equipment are as follows:
	December 31,
	2016	2015
Land	$229,000	$229,000
Building and Improvements	1,049,000	1,115,000
Furniture, Fixtures and Equipment	510,000	482,000
Automobile	—	13,000
	1,788,000	1,839,000
Less: Accumulated Depreciation	1,154,000	1,163,000
Premises and Equipment, Net	$634,000	$676,000

note 8
DEPOSITS

Deposits consist of the following:
	December 31,
	2016	2015
Noninterest-Bearing Demand Deposits	$3,474,000	$21,845,000
Interest-Bearing Demand Deposits	20,630,000	18,765,000
Savings	3,435,000	3,485,000
Certificates of Deposit, $250,000 or more	2,536,000	3,018,000
Certificates of Deposit, less than $250,000	16,148,000	19,502,000
Total	$46,223,000	$66,615,000

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 8
DEPOSITS (CONTINUED)

Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250,000 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.
At December 31, 2015, the demand deposit balances of the Company included $19,236,000 of funds received in the offering and conversion completed on January 12, 2016.
As of December 31, 2016, the scheduled maturities of certificates of deposit are as follows:
December 31, 2016
Certificates of Deposit:
2017	$12,251,000
2018	2,658,000
2019	720,000
2020	916,000
2021	2,128,000
Thereafter	11,000
Total	$18,684,000

Deposit interest expense consisted of the following:
	Year Ended December 31,
	2016	2015
NOW and Money Market Deposit Accounts	$110,000	$106,000
Savings	11,000	11,000
Certificates of Deposit	238,000	344,000
Total	$359,000	$461,000

NOTE 9
federal home loan bank and federal Reserve Bank advances

The Company has entered into an Advances, Pledges, and Security Agreement with the FHLB whereby mortgage loans have been pledged with a maximum borrowing capacity of  $20,504,000 and $18,615,000 at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and December 31, 2015, the Company did not have any advances.
The Company has entered into a Borrower in Custody Arrangement with the Federal Reserve Bank of St. Louis (FRB). The Company has pledged commercial and consumer loans of approximately $4,189,000 and $6,111,000 at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and December 31, 2015, the Company did not have any advances from the FRB.
The Company has overnight borrowing capacity of  $3,000,000 in place with Zion Bank. At December 31, 2016 and December 31, 2015, the Company did not have any advances from Zion Bank.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 10
Related party transactions

In the ordinary course of business, the Company has granted loans to officers, directors, and their affiliates (related parties). Activity associated with loans made to related parties are as follows:
	December 31,
	2016	2015
Balance at Beginning of Year	$2,198,000	$821,000
Change in Related Parties	—	1,350,000
New Loans and Advances	1,893,000	220,000
Repayments	(836,000)	(193,000)
Balance at End of Year	$3,255,000	$2,198,000

Deposits from related parties held by the Company were $1,574,000 and $2,003,000 at December 31, 2016 and December 31, 2015, respectively.
note 11
INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2016 and 2015 are as follows:
	Year Ended December 31,
	2016	2015
Current:
Federal	$—	$29,000
State	8,000	15,000
	8,000	44,000
Deferred:
Federal	(67,000)	7,000
State	—	(7,000)
	(67,000)	—
	$(59,000)	$44,000

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:
	Year Ended December 31,
	2016	2015
Expected Tax Provision at a 34% Rate	$(317,000)	$38,000
Graduated Tax Rate Expense (Benefit)	—	(12,000)
Tax Rate Differential on Valuation Allowance	32,000	—
Increase in Valuation Allowance	236,000	—
State Tax (Net of Federal Tax Benefit)	5,000	4,000
Other	(15,000)	14,000
Total	$(59,000)	$44,000
Effective Tax Rate	6.3%	38.9%

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 11
INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:
	December 31,
	2016	2015
Deferred Tax Assets:
Allowance for Loan Losses	$79,000	$101,000
ESOP Contribution	6,000	—
Deferred Loan Fees	5,000	7,000
Unrealized Losses on Securities Available-for-Sale	45,000	—
Nonaccrual Loan Interest	1,000	15,000
Charitable Contibution to Foundation	236,000	—
Net Operating Loss Carryforward	66,000	—
Other	—	2,000
Total Deferred Tax Assets before Valuation Allowance	$438,000	$125,000
Valuation Allowance	(236,000)	—
Total Deferred Tax Assets	$202,000	$125,000
Deferred Tax Liabilities:
Accumulated Depreciation	(9,000)	(23,000)
Unrealized Gains on Securities Available-for-Sale	—	(3,000)
Other	(19,000)	(8,000)
Total Deferred Tax liabilities	(28,000)	(34,000)
Net Deferred Tax Asset	$174,000	$91,000

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
The Company may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. The Company estimates it will not be able to fully utilize the carryover and established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable.
Retained earnings includes approximately $1,604,000 which represents tax bad debt reserves for which no provision for income taxes has been recorded in the accompanying financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to income taxes at the then prevailing corporate rate.
note 12
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 12
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.
The following financial instruments whose contract amount represents credit risk were approximately as follows:
	December 31,
	2016	2015
Commitments to Extend Credit	$2,760,000	$5,626,000
Standby Letters of Credit	—	15,000
	$2,760,000	$5,641,000
Range of Rates on Fixed Rate Commitments	2.00 – 4.75%	2.0 – 18.0%

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
note 13
Legal Contingencies

The Company may be subject to claims and lawsuits which may arise primarily in the ordinary course of business. It is the opinion of management, if such claims are made, that the disposition or ultimate resolution of the claims and lawsuits will not have a material adverse effect on the financial position of the Company.
NOTE 14
EMPLOYEE BENEFITS

On January 12, 2016, the Company announced the formation of the ESOP, a non-contributory plan for its employees. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.
The ESOP was originally established and funded with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 14
EMPLOYEE BENEFITS (CONTINUED)

common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated annually among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $66,000 for the year ended December 31, 2016.
A summary of Central Federal’s ESOP is as follows at December 31, 2016:
At December 31, 2016
Allocated	5,720
Committed-to-be-allocated	—
Unallocated	137,322
Total ESOP Shares	143,042
Fair value of unallocated shares	$1,751,000

The Company also has a Savings Incentive Match Plan (SIMPLE IRA) plan for full-time employees. A participant may elect to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The Company made matching contributions to participants as defined by the SIMPLE IRA plan of  $10,000 and $14,000 for the years ended December 31, 2016 and 2015, respectively. There are no vesting requirements.
note 15
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
As of December 31, 2016, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.
Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 2016 and 2015, that the Company met all its capital adequacy requirements.

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 15
REGULATORY MATTERS (CONTINUED)

Central Federal’s capital amounts and ratios are presented in the following table.
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to Risk Weighted Assets	$20,630,000	53.5%	$3,082,000	8.0%	$3,853,000	10.0%
Tier I Capital to Risk Weighted Assets	20,367,000	52.9%	2,312,000	6.0%	3,082,000	8.0%
Common Equity Tier I Capital to Risk Weighted Assets	20,367,000	52.9%	1,734,000	4.5%	2,504,000	6.5%
Tier I Capital to Average Assets	20,367,000	27.0%	3,014,000	4.0%	3,767,000	5.0%
December 31, 2015
Total Capital to Risk Weighted Assets	$13,813,000	36.8%	$3,002,000	8.0%	$3,753,000	10.0%
Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	2,252,000	6.0%	3,002,000	8.0%
Common Equity Tier I Capital to Risk Weighted Assets	13,552,000	36.1%	1,689,000	4.5%	2,436,000	6.5%
Tier I Capital to Average Assets	13,552,000	20.5%	2,639,000	4.0%	3,299,000	5.0%
The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.
note 16
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

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 16
FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Basis
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total
December 31, 2016
Securities Available-for-Sale:
Mortgage Backed Securities	$—	$5,182,000	$—	$5,182,000
Small Business Administration Pools	—	954,000	—	954,000
Municipal Obligation	—	403,000	—	403,000
Federal Home Loan Mortgage Corp. Stock	42,000	—	—	42,000
	$42,000	$6,539,000	$—	$6,581,000
December 31, 2015
Securities Available-for-Sale:
Municipal Obligation	$—	$414,000	$—	$414,000
Federal Home Loan Mortgage Corp. Stock	22,000	—	—	22,000
	$22,000	$414,000	$—	$436,000

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
note 16
FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis (CONTINUED)
Net impairment losses including charge-offs or allocated losses, related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2016 and December 31, 2015 consisted of the following:
	Level 1	Level 2	Level 3	Impairment Losses
December 31, 2016
Impaired Loans	$—	$—	$—	$—
December 31, 2015
Impaired Loans	$—	$—	$274,000	$15,000
The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of December 31, 2016, and December 31, 2015:
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
NOTE 17   fair value OF FINANCIAL INSTRUMENTS
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the statements of financial condition. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 17   fair value OF FINANCIAL INSTRUMENTS (CONTINUED)
immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.
The following disclosures represent financial instruments in which the ending balances at December 31, 2016 and December 31, 2015 are not carried at fair value in their entirety on the statements of financial condition.
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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 17   fair value OF FINANCIAL INSTRUMENTS (CONTINUED)
Fair Value of Financial Instruments
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:
	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Input Level
Financial Assets:
Cash and Cash Equivalents	$12,199,000	$12,199,000	$25,010,000	$25,010,000	1
Certificates of Deposit in Other Financial Institutions	4,712,000	4,712,000	2,480,000	2,493,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	5,182,000	5,182,000	—	—	2
Small Business Administration Pools	954,000	954,000	—	—	2
Municipal Obligation	403,000	403,000	414,000	414,000	2
FHLMC Stock	42,000	42,000	22,000	22,000	1
FHLB Stock	97,000	97,000	77,000	77,000	2
Loans, net	49,248,000	49,235,000	49,910,000	50,317,000	3
Accrued Interest Receivable	160,000	160,000	115,000	115,000	2
Financial Liabilities:
Deposits	46,223,000	46,156,000	66,615,000	66,815,000	3
Accrued Interest Payable	1,000	1,000	1,000	1,000	2
NOTE 18
PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following parent only statement of financial condition, statement of operations and statement of cash flows for Central Federal Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.
Statement of Financial Condition
December 31, 2016
Assets
Cash and Cash Equivalents	$6,030,000
Investment in Subsidiary	20,262,000
ESOP Note Receivable	1,392,000
Other Assets	70,000
Total Assets	$27,754,000
Liabilities and Stockholders’ Equity
Other Liabilitites	$1,000
Common Stock	18,000
Additional Paid-In Capital	16,446,000
Common Stock Aquired by ESOP	(1,373,000)
Accumulated Other Comprehensive Loss	(105,000)
Retained earnings – Substantially Restricted	12,767,000
Total Stockholders’ Equity	27,753,000
Total Liabilities and Stockholder’s Equity	$27,754,000

central federal bancshares, inc.
notes to CoNsolidated financial statements
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
NOTE 18
PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
For Year Ended December 31, 2016
Interest Income on ESOP Note Receivable	$48,000
Income in Subsidiary	107,000
Total Income	155,000
Noninterest Expense	340,000
Contribution to Charitable Foundation	788,000
Total Expenses	1,128,000
Earnings (Loss) before income taxes	(973,000)
Income Tax Expense (Benefit)	(100,000)
Net Income (Loss)	$(873,000)

Statement of Cash Flows
For Year Ended December 31, 2016
Cash Flows from Operating Activities:
Net Income (Loss)	$(873,000)
Adjustment to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Income in Subsidiary	(107,000)
Increase in Other Assets	(70,000)
Increase in Other Liabilities	1,000
Net cash provided by (used for) operating activities	(1,049,000)
Cash Flows from Investing Activities:
Repayment of ESOP Loan	38,000
Capital Contribution to Association	(7,984,000)
Net cash provided by (used for) investing activities	(7,946,000)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	15,025,000
Net cash provided by (used for) financing activities	15,025,000
Cash and Cash Equivalents at end of year	$6,030,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Central Federal Bancshares, Inc.
Date: March 24, 2017	By: /s/ William A. Stoltz William A. Stoltz President and Chief Executive Officer
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
Signature	Title	Date
/s/ William A. Stoltz William A. Stoltz	President and Chief Executive Officer (principal executive officer)	March 24, 2017
/s/ Angela E. Medwick Angela E. Medwick	Chief Financial Officer (principal financial and accounting officer)	March 24, 2017
/s/ Michael E. Estey Michael E. Estey	Chairman of the Board of Directors and Director	March 24, 2017
/s/ Stephen L. Bowles Stephen L. Bowles	Director	March 24, 2017
/s/ Jeffrey L. McKune Jeffrey L. McKune	Director	March 24, 2017
/s/ Larry D. Thomas Larry D. Thomas	Director	March 24, 2017
/s/ James R. Sowers James R. Sowers	Director	March 24, 2017
/s/ Robert R. Thompson Robert R. Thompson	Director	March 24, 2017
/s/ John D. Wiggins John D. Wiggins	Director	March 24, 2017

Exhibit Index
Exhibit No.	Description
3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)
3.2	Bylaws of Central Federal Bancshares, Inc.(1)
4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)
10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)
10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries
24.1	Power of Attorney (included on signature pages)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*
Management contract or compensatory agreement or arrangement.

(1)
Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

(2)
Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)
Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.