Form 10-Q
period 2017-03-31
Central Federal Bancshares, Inc
filed 2017-05-12
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES ☐     NO ☒

As of May 12, 2017, there were 1,788,020 shares of common stock outstanding.

Central Federal Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

central federal bancshares, inc.

consolidated statementS of financial condition

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$7,768,000	$12,099,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	7,868,000	12,199,000
Certificates of Deposits in Other Financial Institutions	6,696,000	4,712,000
Securities Available-for-Sale at Fair Value (Amortized cost is $7,192,000 at March 31, 2017, and $6,731,000 at December 31, 2016)	7,034,000	6,581,000
Federal Home Loan Bank (FHLB) Stock, at Cost	89,000	97,000
Loans, Net of Allowance for Loan Losses of $263,000 at March 31, 2017 and December 31, 2016	50,109,000	49,248,000
Foreclosed Assets	82,000	26,000
Premises and Equipment, Net	671,000	634,000
Accrued Interest Receivable	161,000	160,000
Other Assets	300,000	346,000
Total Assets	$73,010,000	$74,003,000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,227,000	$3,474,000
Interest-Bearing	41,929,000	42,749,000
Total Deposits	45,156,000	46,223,000
Other Liabilities	107,000	27,000
Total Liabilities	45,263,000	46,250,000
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued and outstanding at March 31, 2017 and December 31, 2016	18,000	18,000
Additional Paid-In Capital	16,450,000	16,446,000
Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	(1,359,000)	(1,373,000)
Retained Earnings - Substantially Restricted	12,751,000	12,767,000
Accumulated Other Comprehensive Income (Loss)	(113,000)	(105,000)
Total Stockholders' Equity	27,747,000	27,753,000
Total Liabilities and Stockholders' Equity	$73,010,000	$74,003,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$544,000	$558,000
Securities and Other	71,000	53,000
Total Interest Income	615,000	611,000
INTEREST EXPENSE
Deposits	81,000	97,000
Total Interest Expense	81,000	97,000
NET INTEREST INCOME	534,000	514,000
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	534,000	514,000
NONINTEREST INCOME
Customer Service Fees	18,000	22,000
Other Income	2,000	2,000
Total Noninterest Income	20,000	24,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	314,000	258,000
Data Processing and Other Outside Services	79,000	71,000
FDIC Insurance and Regulatory Assessment	14,000	22,000
Occupancy and Equipment	44,000	50,000
Legal and Professional Services	107,000	113,000
Supplies, Telephone, and Postage	10,000	12,000
Operations of Foreclosed Assets, net	(9,000)	(5,000)
Contribution to Charitable Foundation	-	788,000
Other	27,000	24,000
Total Noninterest Expense	586,000	1,333,000
LOSS BEFORE INCOME TAXES	(32,000)	(795,000)
INCOME TAX BENEFIT	(16,000)	(10,000)
NET LOSS	$(16,000)	$(785,000)

Common share data
Basic and diluted loss per share	$(0.01)	$(0.55)

See Accompanying Notes to Consolidated Financial Statements.

4

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
NET LOSS	$(16,000)	$(785,000)
Other Comprehensive Loss:
Unrealized Gains (Losses) on Securities Available-for-Sale	(8,000)	(91,000)
Income Tax Benefit	-	33,000
Total Other Comprehensive Loss, net of tax	(8,000)	(58,000)
TOTAL COMPREHENSIVE LOSS	$(24,000)	$(843,000)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF stockholders’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan ("ESOP")	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2015	$-	$-	$-	$13,640,000	$10,000	$13,650,000
Net loss	-	-	-	(785,000)	-	(785,000)
Other comprehensive loss	-	-	-	-	(58,000)	(58,000)
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	(1,430,000)
Earned ESOP shares	-	-	10,000	-	-	10,000
BALANCE, MARCH 31, 2016 (Unaudited)	$18,000	$16,437,000	$(1,420,000)	$12,855,000	$(48,000)	$27,842,000

BALANCE, DECEMBER 31, 2016	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$(105,000)	$27,753,000
Net loss	-	-	-	(16,000)	-	(16,000)
Other comprehensive loss	-	-	-	-	(8,000)	(8,000)
Earned ESOP shares	-	4,000	14,000	-	-	18,000

BALANCE, MARCH 31, 2017 (Unaudited)	$18,000	$16,450,000	$(1,359,000)	$12,751,000	$(113,000)	$27,747,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,000)	$(785,000)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Net Amortization of Securities	14,000	1,000
Provision for Loan Losses	-	-
Depreciation	14,000	18,000
Gain on Sale of Foreclosed Assets	(11,000)	(20,000)
ESOP Expense	18,000	10,000
Net Changes in:
Accrued Interest Receivable	(1,000)	(18,000)
Other Assets	46,000	1,387,000
Other Liabilities	80,000	(524,000)
Net Cash Provided by (Used In) Operating Activities	144,000	69,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest-Bearing Deposits in
Other Financial Institutions	(1,984,000)	(992,000)
Net Change in FHLB Stock	8,000	(20,000)
Purchase of Securities Available-for-Sale	(777,000)	(6,159,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available for Sale	302,000	-
Net Decrease (Increase) in Loans	(943,000)	(721,000)
Purchases of Premises and Equipment	(51,000)	(6,000)
Proceeds from Sale of Foreclosed Assets	37,000	359,000
Net Cash Provided by (Used In) Investing Activities	(3,408,000)	(7,539,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(1,067,000)	(13,250,000)
Proceeds from Issuance of Common Stock	-	15,025,000
Net Cash Provided by (Used In) Financing Activities	(1,067,000)	1,775,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,331,000)	(5,695,000)
Cash and Cash Equivalents at Beginning of Period	12,199,000	25,010,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,868,000	$19,315,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$76,000	$90,000
Income Taxes Paid, Net of Refunds Received	$(57,000)	$-
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$82,000	$-

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

Stock Conversion

On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company.  On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association Employee Stock Ownership Plan (the “ESOP”), which was established by Central Federal in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock, and $100,000 in cash, to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The costs of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of $1,425,000.

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the periods ended March 31, 2017 and 2016, and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Central Federal Bancshares, Inc. for the year ended December 31, 2016, contained in the 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassification

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

central federal bancshares, inc.

notes to CoNsolidated financial statements

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were available to be issued.

note 2	LOSS per share

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Basic and Diluted Loss per Share:

Net Loss	$(16,000)	$(785,000)
Less: Dividends Paid on Common Stock	-	-
Undistributed Loss	$(16,000)	$(785,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,652,915	1,428,679

Distributed Loss per Share	$-	$-
Undistributed Loss per Share	(0.01)	(0.55)
Net Loss per Share	$(0.01)	$(0.55)

Loss per share is based upon the weighted-average shares outstanding. The shares outstanding were issued on January 12, 2016. Any shares in the ESOP that have been committed-to-be-allocated are considered outstanding.

note 3	Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
One Year or Less	$3,720,000	$1,488,000
One Year to Five Years	2,976,000	3,224,000
	$6,696,000	$4,712,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES

The amortized cost and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2017 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,814,000	$-	$(145,000)	$5,669,000
Small Business Administration ("SBA") Pools	956,000	-	(26,000)	930,000
Muncipal Obligation	407,000	-	(5,000)	402,000
Federal Home Loan Mortgage Corp. Stock	15,000	18,000	-	33,000
Total	$7,192,000	$18,000	$(176,000)	$7,034,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,321,000	$-	$(139,000)	$5,182,000
Small Business Administration ("SBA") Pools	988,000	-	(34,000)	954,000
Muncipal Obligation	407,000	-	(4,000)	403,000
Federal Home Loan Mortgage Corp. Stock	15,000	27,000	-	42,000
Total	$6,731,000	$27,000	$(177,000)	$6,581,000

The following table indicates amortized cost and the estimated fair value of securities available-for-sale as of March 31, 2017 based upon contractual maturity.

	Amortized Cost	Fair Value
	(Unaudited)
Over Ten Years	$407,000	$402,000
Mortgage Backed Securities and SBA Pools	6,770,000	6,599,000
No Stated Maturity Date	15,000	33,000
Total	$7,192,000	$7,034,000

There were no securities pledged as collateral at March 31, 2017 and December 31, 2016.

During the three-month periods ended March 31, 2017 and 2016, the Company did not sell any securities.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 4	sECURITIES (CONTINUED)

The following tables show securities with gross unrealized losses at March 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2017 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage Backed Securities	$739,000	$(15,000)	$4,930,000	$(130,000)	$5,669,000	$(145,000)
Small Business Administration Pools	-	-	930,000	(26,000)	930,000	(26,000)
Muncipal Obligation	-		402,000	(5,000)	402,000	(5,000)
Total	$739,000	$(15,000)	$6,262,000	$(161,000)	$7,001,000	$(176,000)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage Backed Securities	$-	$-	$5,182,000	$(139,000)	$5,182,000	$(139,000)
Small Business Administration Pools	-	-	954,000	(34,000)	954,000	(34,000)
Muncipal Obligation	-	-	403,000	(4,000)	403,000	(4,000)
	$-	$-	$6,539,000	$(177,000)	$6,539,000	$(177,000)

There were no securities with unrealized losses which management believes were other-than-temporarily impaired, at March 31, 2017 and December 31, 2016.

note 5	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Commercial Business	$1,262,000	$1,543,000
Commercial and Multi-Family Real Estate	15,444,000	14,428,000
Residential Real Estate	33,146,000	32,999,000
Consumer and Other	536,000	558,000
	50,388,000	49,528,000
Allowance for Loan Losses	(263,000)	(263,000)
Net Deferred Loan Fees	(16,000)	(17,000)
Loans, Net	$50,109,000	$49,248,000

Residential real estate loans at March 31, 2017 and December 31, 2016 include loans secured by one- to four-family, non-owner occupied properties of $9,490,000 and $9,493,000, respectively.

At March 31, 2017 and December 31, 2016, construction loans were $2,471,000 and $2,736,000, respectively. Loans in process at March 31, 2017 and December 31, 2016 were $1,547,000 and $2,299,000, respectively.

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

Commercial Business: Commercial business loans generally possess a lower inherent risk of loss than other real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Commercial and Multi-Family Real Estate: Commercial and multi-family real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments. Adverse economic developments or an overbuilt market can impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

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

Consumer and Other: The consumer and other loan portfolio segment is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Although management believes the allowance for loan losses to be adequate, ultimate losses may vary from management’s estimates. At least quarterly, the board of directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the board of directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. Central Federal is subject to periodic examination by its primary regulator, which may require additions to the allowance based on judgments regarding loan portfolio information available at the time of its examinations.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present, by portfolio segment the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

March 31, 2017 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Provision for Loan Losses	(1,000)	2,000	8,000	1,000	(10,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$2,000	$39,000	$190,000	$3,000	$29,000	$263,000

Ending Balance: Individually Evaluated for Impairment	$-	$-		$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$2,000	$39,000	$190,000	$3,000	$29,000	$263,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$116,000	$-		$116,000

Ending Balance: Collectively Evaluated for Impairment	$1,262,000	$15,444,000	$33,030,000	$536,000		$50,272,000

December 31, 2016	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$199,000	$-		$199,000

Ending Balance: Collectively Evaluated for Impairment	$1,543,000	$14,428,000	$32,800,000	$558,000		$49,329,000

March 31, 2016 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	-	8,000	8,000	7,000	(23,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance at End of Period	$5,000	$38,000	$192,000	$10,000	$16,000	$261,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$15,000	$-	$-	$15,000

Ending Balance: Collectively Evaluated for Impairment	$5,000	$38,000	$177,000	$10,000	$16,000	$246,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
March 31, 2017 (Unaudited)	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,262,000	$15,444,000	$32,479,000	$533,000	$49,718,000
Special Mention	-	-	413,000	3,000	416,000
Substandard	-	-	254,000	-	254,000
Total	$1,262,000	$15,444,000	$33,146,000	$536,000	$50,388,000

	Risk Profile by Risk Rating
December 31, 2016	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,543,000	$14,428,000	$32,269,000	$554,000	$48,794,000
Special Mention	-	-	118,000	3,000	121,000
Substandard	-	-	612,000	1,000	613,000
Total	$1,543,000	$14,428,000	$32,999,000	$558,000	$49,528,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
March 31, 2017 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,262,000	$-	$-	$-	$1,262,000
Commerical and Multi-Family Real Estate	15,444,000	-	-	-	15,444,000
Residential Real Estate	32,613,000	417,000	-	116,000	33,146,000
Consumer and Other	533,000	-	3,000	-	536,000
	$49,852,000	$417,000	$3,000	$116,000	$50,388,000

	Accruing Interest
December 31, 2016	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,543,000	$-	$-	$-	$1,543,000
Commerical and Multi-Family Real Estate	14,428,000	-	-	-	14,428,000
Residential Real Estate	32,650,000	150,000	-	199,000	32,999,000
Consumer and Other	556,000	2,000	-	-	558,000
	$49,177,000	$152,000	$-	$199,000	$49,528,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

Interest income that would have been recorded for the three months ended March 31, 2017 and 2016 had nonaccrual loans been current according to their original terms amounted to $3,000 and $7,000, respectively. Interest income recognized on nonaccrual loans during the three months ended March 31, 2017 and 2016 amounted to $1,000 and $0, respectively.

The following tables present information related to impaired loans:

March 31, 2017 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	116,000	120,000	-
Total Loans With No Related Allowance Recorded	$116,000	$120,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	116,000	120,000	-
Total	$116,000	$120,000	$-

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	199,000	202,000	-
Total Loans With No Related Allowance Recorded	$199,000	$202,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	199,000	202,000	-
Total	$199,000	$202,000	$-

central federal bancshares, inc.

notes to CoNsolidated financial statements

Three Months Ended March 31, 2017 (Unaudited)	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-
Residential Real Estate	158,000	1,000
Total Loans With No Related Allowance Recorded	$158,000	$1,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-
Residential Real Estate	158,000	1,000
Total	$158,000	$1,000

Three Months Ended March 31, 2016 (Unaudited)	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$390,000	$3,000
Residential Real Estate	45,000	-
Total Loans With No Related Allowance Recorded	$435,000	$3,000

Loans With an Allowance Recorded:
Residential Real Estate	$286,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$390,000	$3,000
Residential Real Estate	331,000	-
Total	$721,000	$3,000

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 5	LOANS and allowance for loan losses (continued)

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the Company had one residential real estate loan of $88,000 in the process of foreclosure.

Note 6	foreclosed assets

Activity in foreclosed assets is as follows:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Balance Beginning of Period	$26,000	$608,000
Additions	82,000	-
Sales	(37,000)	(359,000)
Gain on Sale	11,000	20,000
Balance at End of Period	$82,000	$269,000

note 7	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Commitments to Extend Credit	$4,021,000	$2,760,000
Standby Letters of Credit	-	-
Total	$4,021,000	$2,760,000

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

Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments for the three months ended March 31, 2017.

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

The Company did not have sufficient taxable income to be able to fully deduct the contribution in the year in which it was made, and may not have sufficient taxable income to fully deduct the contribution during the five-year carryover period permitted under the Internal Revenue Code. The Company estimates it will not be able to fully utilize the carryover and established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable.

note 9	stockholders’ equity and REGULATORY MATTERS

Central Federal is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Federal must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not generally applicable to savings and loan holding companies.

central federal bancshares, inc.

notes to CoNsolidated financial statements

note 9	STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS (CONTINUED)

As of March 31, 2017, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain the minimum amounts and ratios set forth in the following table. Management believes, as of March 31, 2017 and December 31, 2016, that Central Federal met all its capital adequacy requirements.

Applicable capital adequacy requirements and Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (Unaudited)
Total Capital to Risk Weighted Assets	$20,681,000	50.1%	$3,300,000	8.0%	$4,125,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,418,000	49.5%	2,475,000	6.0%	3,300,000	8.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	20,418,000	49.5%	1,856,000	4.5%	2,681,000	6.5%

Tier 1 Capital to Average Assets	20,418,000	28.0%	2,919,000	4.0%	3,649,000	5.0%

December 31, 2016
Total Capital to Risk Weighted Assets	$20,630,000	53.5%	$3,082,000	8.0%	$3,853,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,367,000	52.9%	2,312,000	6.0%	3,082,000	8.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	20,367,000	52.9%	1,734,000	4.5%	2,504,000	6.5%

Tier 1 Capital to Average Assets	20,367,000	27.0%	3,014,000	4.0%	3,767,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On April 5, 2017 the Company announced that its board of directors adopted a stock repurchase program, under which the Company is authorized to repurchase up to 178,802 shares of its common stock, or approximately 10% of the current outstanding shares. As of May 12, 2017, the Company had not repurchased any shares.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 10	EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

On January 12, 2016, the Company announced Central Federal’s establishment of the ESOP, a non-contributory pension benefit plan for its employees. All employees of Central Federal meeting certain tenure requirements are entitled to participate in the ESOP.

The ESOP was originally established with Central Federal’s purchase of 143,042 shares of common stock, which were purchased using a loan from the Company consisting of proceeds from the offering completed on January 12, 2016. Central Federal is making quarterly payments to the Company of principal and interest over a term of 100 quarters, and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee of the ESOP holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $18,000 and $10,000 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the shares held by the ESOP is as follows at March 31, 2017:

At March 31, 2017
(unaudited)

Allocated Shares	7,150
Committed-to-be-allocated Shares	-
Unallocated Shares	135,892
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,698,650

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2017 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$5,669,000	$-	$5,669,000
Small Business Administration Pools	-	930,000	-	930,000
Municipal Obligation	-	402,000	-	402,000
Federal Home Loan Mortgage Corp. Stock	33,000	-	-	33,000
	$33,000	$7,001,000	$-	$7,034,000
December 31, 2016
Securities Available-for-Sale
Mortgage Backed Securities	$-	$5,182,000	$-	$5,182,000
Small Business Administration Pools	-	954,000	-	954,000
Municipal Obligation	-	403,000	-	403,000
Federal Home Loan Mortgage Corp. Stock	42,000	-	-	42,000
	$42,000	$6,539,000	$-	$6,581,000

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

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 11	FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis (Continued)

Net impairment losses, including charge-offs or allocated losses related to nonrecurring fair value measurements of certain assets, for the periods ended March 31, 2017 and December 31, 2016 consisted of the following:

	Level 1	Level 2	Level 3	Impairment Losses
March 31, 2017 (Unaudited)
Impaired Loans	$-	$-	$-	$-
December 31, 2016
Impaired Loans	$-	$-	$-	$-

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of March 31, 2017 and December 31, 2016:

	Valuation	Unobservable	Range
	Techniques	Inputs	(Average)
Impaired Loans	Evaluation of Collateral	Estimation of Value	NM*

*	Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific allowance. The types of collateral vary widely and could include accounts receivable, inventory, a variety of equipment, and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral and potential market for the collateral, and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the periods presented above on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

central federal bancshares, inc.

notes to CoNsolidated financial statements

NOTE 12	fair value OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments for which it is practicable to estimate that value is required whether or not such value is recognized in the consolidated statements of financial condition. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances at March 31, 2017 and December 31, 2016 are not carried at fair value in their entirety on the consolidated statements of financial condition.

Cash and Cash Equivalents and Accrued Interest

The carrying amounts reported in the consolidated statements of financial condition approximate those assets’ and liabilities’ fair values. Accrued interest is primarily accrued interest from loans.

Certificates of Deposit in Other Financial Institutions

Fair values of certificates of deposit in other financial institutions are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Federal Home Loan Bank Stock, at Cost

The carrying amount of FHLB stock approximates its fair value based on the redemption provisions of the FHLB.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2017		December 31, 2016
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$7,868,000	$7,868,000	$12,199,000	$12,199,000	1
Certificates of Deposit in Other
Financial Institutions	6,696,000	6,696,000	4,712,000	4,712,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	5,669,000	5,669,000	5,182,000	5,182,000	2
Small Business Administration Pools	930,000	930,000	954,000	954,000	2
Municipal Obligation	402,000	402,000	403,000	403,000	2
FHLMC Stock	33,000	33,000	42,000	42,000	1
FHLB Stock	89,000	89,000	97,000	97,000	2
Loans, net	50,109,000	50,831,000	49,248,000	49,235,000	3
Accrued Interest Receivable	161,000	161,000	160,000	160,000	2
Financial Liabilities:
Deposits	45,156,000	45,030,000	46,223,000	46,156,000	3
Accrued Interest Payable	6,000	6,000	1,000	1,000	2

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

We offer a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and non-owner occupied one-to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer.

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

We did not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made, and may not have sufficient taxable income to fully deduct the contribution during the five-year carryover period permitted under the Internal Revenue Code. We estimate we will not be able to fully utilize the carryover and, in the first quarter of 2016, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. We had a net loss of $16,000 for the three months ended March 31, 2017 as compared to a net loss of $785,000 for the three months ended March 31, 2016. The $769,000, or 98.0%, decrease in net loss between the periods was primarily a result of noninterest expense decreasing $747,000 and net interest income increasing $20,000 when compared to the three months ended March 31, 2016.

Net Interest Income. Net interest income increased by $20,000, or 3.9%, to $534,000 for the three months ended March 31, 2017 from $514,000 for the three months ended March 31, 2016. Although interest income on loans decreased by $14,000 from the three months ended March 31, 2016 to the three months ended March 31, 2017, interest expense on deposits decreased by $16,000 during that same period. In addition, securities and other interest income increased by $18,000 due to increased investment in available-for-sale securities during 2017. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank (“FHLB”) stock.

The $14,000, or 2.5%, decrease in interest income on loans is a result of a decrease in the average yield on loans of 6 basis points and a $590,000, or 1.2%, decrease in the average balance of loans from $50.6 million for the three months ended March 31, 2016 to $50.0 million for the three months ended March 31, 2017.

The $16,000, or 16.5%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 7 basis points and a $4.0 million, or 8.7%, decrease in the average balance of interest-bearing deposits from $46.2 million for the three months ended March 31, 2016 to $42.2 million for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$50,020	$544	4.35%	$50,610	$558	4.41%
Securities and other interest bearing assets (1)	21,133	71	1.34%	21,666	53	0.98%
Total interest-earning assets	71,153	615	3.46%	72,276	611	3.38%
Non-interest-earning assets	2,288			3,630
Allowance for loan losses	(263)			(261)
Total assets	$73,178			$75,645

Interest-bearing liabilities:
Certificate of deposit	$18,580	53	1.14%	$23,061	68	1.18%
Savings	3,688	3	0.33%	3,471	3	0.35%
Money Market	8,964	12	0.54%	9,269	12	0.52%
Interest-bearing DDA	10,949	13	0.47%	10,415	14	0.54%
Total interest-bearing deposits	42,181	81	0.77%	46,216	97	0.84%
Non-interest-bearing deposits	3,189			3,098
Other non-interest-bearing liabilities	58			224
Total liabilities	45,428			49,538
Total equity	27,750			26,107
Total liabilities and equity	$73,178			$75,645

Net interest income		$534			$514
Net interest rate spread (2)			2.69%			2.54%
Net interest-earning assets (3)	$28,972			$26,060
Net interest margin (4)		3.00%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities	168.7%			156.4%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $3,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses or net loan charge-offs for the three months ended March 31, 2017 and 2016.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at March 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income decreased by $4,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Noninterest Expense. Total noninterest expenses decreased by $747,000, or 56.0%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease is primarily attributable to a one-time, $788,000 contribution made to the Central Federal Community Foundation in 2016. At this time, we do not expect to make additional contributions in 2017. Compensation and employee benefits increased $56,000, due to hiring two full time equivalent employees, including a chief financial officer in June 2016, and an increase in ESOP expense of $8,000.

Income Tax Expense (Benefit). We had an income tax benefit of $16,000 for the three months ended March 31, 2017, compared to an income tax benefit of $10,000 for the three months ended March 31, 2016. In the first quarter of 2016, we established a valuation allowance on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000, as it is not deemed to be realizable.

Delinquent and Non-Accrual Loans and Troubled Debt Restructuring (“TDR”). As of March 31, 2017, there were 10 loans delinquent between 30-89 days which totaled $417,000. As of December 31, 2016, there were five loans delinquent for 30-89 days which totaled $184,000.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. As of March 31, 2017, we had two loans on non-accrual status totaling $116,000, compared to December 31, 2016, at which point there were three loans on non-accrual status amounting to $199,000. The decrease in loans on non-accrual status is due to one foreclosure on a single-family property.

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

There were no loan relationships considered a TDR as of March 31, 2017 and December 31, 2016.

Foreclosed assets at March 31, 2017 totaled $82,000 and consisted of one single-family property in St. James, Missouri, which was foreclosed on during the first quarter of 2017. The foreclosed property at December 31, 2016, which totaled $26,000, was sold during the first quarter of 2017, resulting in a gain of $11,000.

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

We held $6.7 million and $4.7 million of certificates of deposit as investment in financial institutions at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we purchased an additional $2.0 million of certificates of deposit to increase our investment portfolio. Eight of our certificates of deposit will mature later this year. We plan to hold these investments until maturity.

At March 31, 2017, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $5,669,000 and $930,000, respectively. Our securities available-for-sale also included one municipal bond backed by a local school district with a fair value of $402,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $33,000 for a total portfolio at March 31, 2017 of $7,034,000, as compared to the December 31, 2016 available-for-sale security portfolio with a fair value of $6.6 million.

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

Total deposits decreased by $1.1 million, or 2.3%, from $46.2 million, or 62.5% of total assets, at December 31, 2016 to $45.2 million, or 61.8% of total assets, at March 31, 2017.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing deposits accounted for $41.9 million, or 92.9%, of total deposits as of March 31, 2017, which is a decrease of $820,000 from $42.7 million, or 92.5% of total deposits, as of December 31, 2016. Certificates of deposit decreased by $158,000 from $18.7 million, or 40.4% of total deposits, as of December 31, 2016 to $18.5 million, or 41.0% of total deposits, as of March 31, 2017. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity decreased by $6,000, or .02%, to $27.7 million at March 31, 2017. As described above, the Company had a net loss of $16,000 for the three months ended March 31, 2017.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at March 31, 2017 with a Tier 1 capital to adjusted total assets ratio of 28.0%, a Tier 1 capital to risk-weighted assets ratio of 49.5%, a total risk-based capital to weighted assets ratio of 50.1%, and a common equity Tier 1 capital to risk-weighted assets ratio of 49.5%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At March 31, 2017, cash and cash equivalents totaled $7.9 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $6.7 million and $7.0 million, respectively, at March 31, 2017.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $144,000 and $69,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of activity in certificates of deposit in other financial institutions, securities available-for-sale and loans, was $3.4 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in financing activities, consisting of activity in deposit accounts was $1.1 million for the three months ended March 31, 2017. Net cash used in financing activities, consisting of activity in deposits and proceeds from the sale of common stock, was $1.8 million for the three months ended March 31, 2016.

Certificates of deposit maturing over the next 12 months total $10.5 million, or 56.8% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

On April 5, 2017, we announced that our board of directors adopted a stock repurchase program, under which we may repurchase up to 178,802 shares of our common stock (approximately 10% of our outstanding shares). As of May 12, 2017, we have not repurchased any shares.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal had $4.0 million in unfunded commitments under lines of credit and no standby letters of credit at March 31, 2017. The amount of unfunded commitments under lines of credit and standby letters of credit were $2.8 million and $0 at December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)

3.2	Bylaws of Central Federal Bancshares, Inc.(1)

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton**(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 906 Certification

101.0	The following materials from Central Federal Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

**Management contract or compensatory agreement or arrangement.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: May 12, 2017	By:	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Angela E. Medwick
Angela E. Medwick
Chief Financial Officer
(Principal Financial Officer)

