Form 10-Q
period 2017-09-30
Central Federal Bancshares, Inc
filed 2017-11-14
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

As of October 31, 2017, there were 1,682,620 shares of common stock outstanding.

Central Federal Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$1,695,000	$12,099,000
Federal Funds Sold	100,000	100,000
Cash and Cash Equivalents	1,795,000	12,199,000
Certificates of Deposit in Other Financial Institutions	6,939,000	4,712,000
Securities Available-for-Sale at Fair Value	6,500,000	6,581,000
Federal Home Loan Bank (FHLB) Stock, at Cost	89,000	97,000
Loans, Net of Allowance for Loan Losses of $264,000 and $263,000 at September 30, 2017 and December 31, 2016	52,337,000	49,248,000
Foreclosed Assets	-	26,000
Premises and Equipment, Net	717,000	634,000
Accrued Interest Receivable	166,000	160,000
Other Assets	292,000	346,000
Total Assets	$68,835,000	$74,003,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,208,000	$3,474,000
Interest-Bearing	38,722,000	42,749,000
Total Deposits	41,930,000	46,223,000
Other Liabilities	70,000	27,000
Total Liabilities	42,000,000	46,250,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 issued at September 30, 2017 and December 31, 2016	18,000	18,000
Additional Paid-In Capital	16,459,000	16,446,000
Treasury Stock, at cost; 74,000 shares	(993,000)	-
Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	(1,330,000)	(1,373,000)
Retained Earnings - Substantially Restricted	12,751,000	12,767,000
Accumulated Other Comprehensive Income (Loss)	(70,000)	(105,000)
Total Stockholders’ Equity	26,835,000	27,753,000
Total Liabilities and Stockholders’ Equity	$68,835,000	$74,003,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

(rounded to thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$554,000	$568,000	$1,663,000	$1,675,000
Securities and Other	67,000	58,000	207,000	173,000
Total Interest Income	621,000	626,000	1,870,000	1,848,000
INTEREST EXPENSE
Deposits	68,000	87,000	221,000	273,000
Total Interest Expense	68,000	87,000	221,000	273,000
NET INTEREST INCOME	553,000	539,000	1,649,000	1,575,000
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	553,000	539,000	1,649,000	1,575,000
NONINTEREST INCOME
Customer Service Fees	20,000	22,000	58,000	59,000
Other Income	2,000	7,000	14,000	15,000
Total Noninterest Income	22,000	29,000	72,000	74,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	324,000	271,000	963,000	810,000
Data Processing and Other Outside Services	92,000	85,000	262,000	241,000
FDIC Insurance and Regulatory Assessment	14,000	13,000	42,000	53,000
Occupancy and Equipment	50,000	50,000	139,000	138,000
Legal and Professional Services	34,000	94,000	269,000	409,000
Supplies, Telephone, and Postage	11,000	13,000	37,000	36,000
Operations of Foreclosed Assets, net	-	49,000	(16,000)	41,000
Contribution to Charitable Foundation	-	-	-	788,000
Other	28,000	25,000	82,000	78,000
Total Noninterest Expense	553,000	600,000	1,778,000	2,594,000
INCOME (LOSS) BEFORE INCOME TAXES	22,000	(32,000)	(57,000)	(945,000)
INCOME TAX BENEFIT	(9,000)	(8,000)	(41,000)	(60,000)
NET INCOME (LOSS)	$31,000	$(24,000)	$(16,000)	$(885,000)

Common share data
Basic and diluted loss per share	$0.02	$(0.01)	$(0.01)	$(0.56)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL SAVINGS AND LOAN ASSOCIATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (ROUNDED TO THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
NET INCOME (LOSS)	$31,000	$(24,000)	$(16,000)	$(885,000)
Other Comprehensive Income:
Unrealized Gains on Securities Available-for-Sale	36,000	12,000	50,000	20,000
Income Tax Expense	(11,000)	(3,000)	(15,000)	(7,000)
Total Other Comprehensive Income, net of tax	25,000	9,000	35,000	13,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$56,000	$(15,000)	$19,000	$(872,000)

See Accompanying Notes to Consolidated Financial Statements

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF stockholders’ EQUITY

(rounded to thousands)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, JANUARY 1, 2016	$-	$-	$-	$13,640,000	$-	$10,000	$13,650,000
Net loss	-	-	-	(885,000)	-	-	(885,000)
Other comprehensive income	-	-	-	-	-	13,000	13,000
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	-	(1,430,000)
Earned ESOP shares	-	3,000	42,000	-	-	-	45,000
BALANCE, SEPTEMBER 30, 2016 (unaudited)	$18,000	$16,440,000	$(1,388,000)	$12,755,000	$-	$23,000	$27,848,000

BALANCE, JANUARY 1, 2017	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$-	$(105,000)	$27,753,000
Net income (loss)	-	-	-	(16,000)	-	-	(16,000)
Other comprehensive income	-	-	-	-	-	35,000	35,000
Earned ESOP shares	-	13,000	43,000	-	-	-	56,000
Treasury Stock Purchased, 74,000 shares	-	-	-	-	(993,000)	-	(993,000)
BALANCE, SEPTEMBER 30, 2017 (unaudited)	$18,000	$16,459,000	$(1,330,000)	$12,751,000	$(993,000)	$(70,000)	$26,835,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

(rounded to thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,000)	$(885,000)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Net Amortization of Securities	41,000	33,000
Provision for Loan Losses	-	-
Depreciation	47,000	52,000
Deferred Income Tax	16,000	(9,000)
Loss (Gain) on Sale of Foreclosed Assets	(22,000)	14,000
ESOP Expense	56,000	45,000
Net Changes in:
Accrued Interest Receivable	(6,000)	(39,000)
Other Assets	23,000	1,246,000
Other Liabilities	43,000	(544,000)
Net Cash Provided by (Used In) Operating Activities	182,000	(87,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit in Other Financial Institutions	(2,971,000)	(1,488,000)
Proceeds from Maturities of Certificates of Deposit in Other Financial Instiutions	744,000	-
Net Change in FHLB Stock	8,000	(20,000)
Purchase of Securities Available-for-Sale	(777,000)	(7,259,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available for Sale	867,000	565,000
Net Decrease (Increase) in Loans	(3,171,000)	712,000
Purchases of Premises and Equipment	(130,000)	(6,000)
Proceeds from Sale of Foreclosed Assets, Net	130,000	359,000
Net Cash (Used In) Investing Activities	(5,300,000)	(7,137,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(4,293,000)	(20,200,000)
Purchase of Treasury Stock	(993,000)	-
Proceeds from Issuance of Common Stock	-	15,025,000
Net Cash (Used In) Financing Activities	(5,286,000)	(5,175,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,404,000)	(12,399,000)
Cash and Cash Equivalents at Beginning of Period	12,199,000	25,010,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,795,000	$12,611,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$215,000	$267,000
Income Taxes Paid, Net of Refunds Received	$(41,000)	$(11,000)
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$-	$-
Transfer of Foreclosed Assets to Loans	$82,000	$209,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

(rounded to thousands)

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

Stock Conversion

On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company. On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association Employee Stock Ownership Plan (the “ESOP”) which was established by Central Federal in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock, and $100,000 in cash, to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The cost of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of $1,425,000.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the periods ended September 30, 2017 and 2016, and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Central Federal Bancshares or Company for the year ended December 31, 2016, contained in the 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01,“Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact of implementation.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic) 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company elected to early adopt ASU 2017-08 during 2017 and it did not have a significant effect on our consolidated financial statements.

Reclassification

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were available to be issued.

note 2 INCOME (LOSS) per share

Income (loss) per share is based upon the weighted-average shares outstanding. The shares outstanding were issued on January 12, 2016. Any shares in the ESOP, that have been committed-to-be-released, are considered outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Basic and Diluted Income (Loss) per Share:

Net Income (Loss)	$31,000	$(24,000)	$(16,000)	$(885,000)
Less: Dividends Paid on Common Stock	-	-	-	-
Undistributed Income (Loss)	$31,000	$(24,000)	$(16,000)	$(885,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,602,410	1,647,123	1,630,348	1,574,331

Distributed Income (Loss) per Share
Undistributed Income (Loss) per Share	0.02	(0.01)	(0.01)	(0.56)
Net Income (Loss) per Share	$0.02	$(0.01)	$(0.01)	$(0.56)

note 3 Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
Less than One Year	$3,721,000	$1,488,000
One Year to Five Years	3,218,000	3,224,000
	$6,939,000	$4,712,000

note 4 sECURITIES

The amortized cost and estimated fair value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2017 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,246,000	$-	$(85,000)	$5,161,000
Small Business Administration (“SBA”) Pools	916,000	-	(27,000)	889,000
Muncipal Obligation	406,000	4,000	-	410,000
Federal Home Loan Mortgage Corp. Stock	15,000	25,000	-	40,000
Total	$6,583,000	$29,000	$(112,000)	$6,500,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,321,000	$-	$(139,000)	$5,182,000
Small Business Administration (“SBA”) Pools	988,000	-	(34,000)	954,000
Muncipal Obligation	407,000	-	(4,000)	403,000
Federal Home Loan Mortgage Corp. Stock	15,000	27,000	-	42,000
Total	$6,731,000	$27,000	$(177,000)	$6,581,000

The following table indicates amortized cost and the estimated fair value of securities available-for-sale as of September 30, 2017 based upon contractual maturity.

	Amortized Cost	Fair Value
	(Unaudited)
Over Ten Years	$406,000	$410,000
Mortgage Backed Securities and SBA Pools	6,162,000	6,050,000
No Stated Maturity Date	15,000	40,000
Total	$6,583,000	$6,500,000

There were no securities pledged as collateral at September 30, 2017 and December 31, 2016.

During the nine-month period ended September 30, 2017 and 2016, the Company did not sell any securities.

note 4 sECURITIES (CONTINUED)

The following tables show securities with gross unrealized losses at September 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2017 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage Backed Securities	$3,776,000	$(64,000)	$1,385,000	$(21,000)	$5,161,000	$(85,000)
Small Business Administration Pools	889,000	(27,000)	-	-	889,000	(27,000)
Muncipal Obligation	-	-	-	-	-	-
Total	$4,665,000	$(91,000)	$1,385,000	$(21,000)	$6,050,000	$(112,000)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage Backed Securities	$-	$-	$5,182,000	$(139,000)	$5,182,000	$(139,000)
Small Business Administration Pools	-	-	954,000	(34,000)	954,000	(34,000)
Muncipal Obligation	-	-	403,000	(4,000)	403,000	(4,000)
Total	$-	$-	$6,539,000	$(177,000)	$6,539,000	$(177,000)

There were no securities with unrealized losses which management believes were other-than-temporarily impaired, at September 30, 2017 and December 31, 2016.

note 5 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Commercial Business	$1,292,000	$1,543,000
Commercial and Multi-Family Real Estate	16,522,000	14,428,000
Residential Real Estate	34,090,000	32,999,000
Consumer and Other	711,000	558,000
	52,615,000	49,528,000
Allowance for Loan Losses	(264,000)	(263,000)
Net Deferred Loan Fees	(14,000)	(17,000)
Loans, Net	$52,337,000	$49,248,000

Residential real estate loans at September 30, 2017 and December 31, 2016 include loans secured by one- to four-family, non-owner occupied properties of $9,848,000 and $9,493,000, respectively.

note 5 loans and allowance for loan losses (continued)

At September 30, 2017 and December 31, 2016, construction loans were $1,494,000 and $2,736,000, respectively. Loans in process at September 30, 2017 and December 31, 2016 were $140,000 and $2,299,000, respectively.

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

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2017. Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017.

September 30, 2017 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance July 1, 2017	$3,000	$38,000	$192,000	$3,000	$28,000	$264,000
Provision for Loan Losses	(1,000)	-	19,000	1,000	(19,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance September 30, 2017	$2,000	$38,000	$212,000	$3,000	$9,000	$264,000

Balance January 1, 2017	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Provision for Loan Losses	(1,000)	1,000	28,000	2,000	(30,000)	-
Loans Charged-Off	-	-	-	(2,000)	-	(2,000)
Recoveries of Loans
Previously Charged-Off	-	-	3,000	-	-	3,000
Balance September 30, 2017	$2,000	$38,000	$212,000	$3,000	$9,000	$264,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$2,000	$38,000	$212,000	$3,000	$9,000	$264,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$30,000	$-		$-

Ending Balance: Collectively Evaluated for Impairment	$1,292,000	$16,522,000	$34,060,000	$711,000		$52,615,000

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2016:

September 30, 2016 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance July 1, 2016	$3,000	$36,000	$192,000	$9,000	$21,000	$261,000
Provision for Loan Losses	-	5,000	4,000	-	(9,000)	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance September 30, 2016	$3,000	$41,000	$197,000	$9,000	$12,000	$262,000

Balance January 1, 2016	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	(2,000)	11,000	12,000	6,000	(27,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	2,000	-	-	2,000
Balance September 30, 2016	$3,000	$41,000	$197,000	$9,000	$12,000	$262,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2016.

December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$199,000	$-		$199,000

Ending Balance: Collectively Evaluated for Impairment	$1,543,000	$14,428,000	$32,800,000	$558,000		$49,329,000

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
September 30, 2017 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,167,000	$16,522,000	$33,117,000	$711,000	$51,517,000
Special Mention	125,000	-	643,000	-	768,000
Substandard	-	-	330,000	-	330,000
Total	$1,292,000	$16,522,000	$34,090,000	$711,000	$52,615,000

	Risk Profile by Risk Rating
December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,540,000	$14,428,000	$32,269,000	$557,000	$48,794,000
Special Mention	3,000	-	118,000	-	121,000
Substandard	-	-	612,000	1,000	613,000
Total	$1,543,000	$14,428,000	$32,999,000	$558,000	$49,528,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
September 30, 2017 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,292,000	$-	$-	$-	$1,292,000
Commerical and Multi-Family Real Estate	16,522,000	-	-	-	16,522,000
Residential Real Estate	33,334,000	726,000	-	30,000	34,090,000
Consumer and Other	711,000		-	-	711,000
	$51,859,000	$726,000	$-	$30,000	$52,615,000

	Accruing Interest
December 31, 2016	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,543,000	$-	$-	$-	$1,543,000
Commerical and Multi-Family Real Estate	14,428,000	-	-	-	14,428,000
Residential Real Estate	32,650,000	150,000	-	199,000	32,999,000
Consumer and Other	556,000	2,000	-	-	558,000
	$49,177,000	$152,000	$-	$199,000	$49,528,000

NOTE 5 LOANS and allowance for loan losses (continued)

Interest income that would have been recorded for the nine months ended September 30, 2017 and 2016 had nonaccrual loans been current according to their original terms amounted to $2,000 and $19,000, respectively. Interest income recognized on nonaccrual loans during the nine months ended September 30, 2017 and 2016 amounted to $1,000 and $3,000 respectively.

The following tables present information related to impaired loans:

September 30, 2017 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	30,000	32,000	-
Total Loans With No Related Allowance Recorded	$30,000	$32,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	30,000	32,000	-
Total	$30,000	$32,000	$-

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	199,000	202,000	-
Total Loans With No Related Allowance Recorded	$199,000	$202,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-
Residential Real Estate	199,000	202,000	-
Total	$199,000	$202,000	$-

NOTE 5 LOANS and allowance for loan losses (continued)

	Three Months Ended		Nine Months Ended
September 30, 2017 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$-	$-	$-	$-
Residential Real Estate	31,000	-	94,000	1,000
Total Loans With No Related Allowance Recorded	$31,000	$-	$94,000	$1,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$-	$-	$-	$-
Residential Real Estate	31,000	-	94,000	1,000
Total	$31,000	$-	$94,000	$1,000

September 30, 2016 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Commercial and Multi-Family Real Estate	$206,000	$-	$313,000	$3,000
Residential Real Estate	88,000	-	89,000	-
Total Loans With No Related Allowance Recorded	$294,000	$-	$402,000	$3,000

Loans With an Allowance Recorded:
Residential Real Estate	$274,000	$-	$277,000	$-

Total Impaired Loans:
Commercial and Multi-Family Real Estate	$206,000	$-	$313,000	$3,000
Residential Real Estate	362,000	-	366,000	-
Total	$568,000	$-	$679,000	$3,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the nine months ended September 30, 2017 and 2016.

Note 6 foreclosed assets

Activity in foreclosed assets is as follows:

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Balance Beginning of Period	$26,000	$608,000
Additions	82,000	-
Loans ro Facilitate Sale	-	(209,000)
Proceeds from Sale, Net	(130,000)	(359,000)
Gain (Loss) on Sale	22,000	(14,000)
Balance at End of Period	$-	$26,000

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Commitments to Extend Credit	$2,811,000	$2,760,000
Standby Letters of Credit	-	-
Total	$2,811,000	$2,760,000

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

Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments for the nine months ended September 30, 2017.

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

The Company did not have sufficient taxable income to be able to fully deduct the contribution in the year in which it was made, and may not have sufficient taxable income to fully deduct the contribution during the five-year carryover period permitted under the Internal Revenue Code. The Company estimated it will not be able to fully utilize the carryover and established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable.

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

Note 9 STOCK HOLDERS’ EQUITY AND REGULATORY MATTERS (CONTINUED)

As of September 30, 2017, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain the minimum amounts and ratios set forth in the following table. Management believes, as of September 30, 2017 and December 31, 2016, that Central Federal met all its capital adequacy requirements.

Applicable capital adequacy requirements and Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 (Unaudited)
Total Capital to Risk Weighted Assets	$20,783,000	51.3%	3,242,000	8.0%	4,053,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,506,000	50.6%	2,432,000	6.0%	3,242,000	8.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	20,506,000	50.6%	1,824,000	4.5%	2,634,000	6.5%

Tier 1 Capital to Average Assets	20,506,000	28.8%	2,849,000	4.0%	3,561,000	5.0%

December 31, 2016
Total Capital to Risk Weighted Assets	$20,630,000	53.5%	$3,082,000	8.0%	$3,853,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,367,000	52.9%	2,312,000	6.0%	3,082,000	8.0%

Common Equity Tier 1 Capital to Risk Weighted Assets	20,367,000	52.9%	1,734,000	4.5%	2,504,000	6.5%

Tier 1 Capital to Average Assets	20,367,000	27.0%	3,014,000	4.0%	3,767,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On April 5, 2017, the Company announced that its Board of Directors adopted a stock repurchase program, under which the Company is authorized to repurchase of up to 178,802 shares of its common stock, or approximately 10% of the current outstanding shares. As of September 30, 2017, the Company had repurchased 74,000 shares.

NOTE 10 EMPLOYEE STOCK OWNERSHIP PLAN (“esop”)

On January 12, 2016, the Company announced Central Federal’s establishment of the ESOP, a non-contributory pension benefit plan for its employees. All employees of Central Federal meeting certain tenure requirements are entitled to participate in the ESOP.

The ESOP was originally established with Central Federal’s purchase of 143,042 shares of common stock, which was purchased using a loan from the Company consisting of proceeds from the offering completed on January 12, 2016. Central Federal is making quarterly payments to the Company of principal and interest over a term of 100 quarters, and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee of the ESOP holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $55,000 and $45,000 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the shares held by the ESOP is as follows at September 30, 2017:

At September 30, 2017
(unaudited)
Allocated Shares	10,010
Committed-to-be-allocated Shares	-
Unallocated Shares	133,032
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,829,190

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2017 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$5,161,000	$-	$5,161,000
Small Business Administration Pools	-	889,000	-	889,000
Municipal Obligation	-	410,000	-	410,000
Federal Home Loan Mortgage Corp. Stock	40,000	-	-	40,000
	$40,000	$6,460,000	$-	$6,500,000
December 31, 2016
Securities Available-for-Sale
Mortgage Backed Securities	$-	$5,182,000	$-	$5,182,000
Small Business Administration Pools	-	954,000	-	954,000
Municipal Obligation	-	403,000	-	403,000
Federal Home Loan Mortgage Corp. Stock	42,000	-	-	42,000
	$42,000	$6,539,000	$-	$6,581,000

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

NOTE 11 FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis (Continued)

Net impairment losses, including charge-offs or allocated losses related to nonrecurring fair value measurements of certain assets, for the periods ended September 30, 2017 and December 31, 2016 consisted of the following:

	Level 1	Level 2	Level 3	Impairment Losses
September 30, 2017 (Unaudited)
Impaired Loans	$-	$-	$-	$-
December 31, 2016
Impaired Loans	$-	$-	$-	$-

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of June 30, 2017 and December 31, 2016:

	Valuation	Unobservable	Range
	Techniques	Inputs	(Average)
Impaired Loans	Evaluation of	Estimation of	NM*
	Collateral	Value

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

NOTE 12 fair value OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated statements of financial condition. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balances at September 30, 2017 and December 31, 2016 are not carried at fair value in their entirety on the consolidated statements of financial condition.

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

NOTE 12 fair value OF FINANCIAL INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2017		December 31, 2016
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$1,795,000	$1,795,000	$12,199,000	$12,199,000	1
Certificates of Deposit in Other
Financial Institutions	6,939,000	6,939,000	4,712,000	4,712,000	2
Securities Available-For-Sale:
Mortgage Backed Securities	5,161,000	5,161,000	5,182,000	5,182,000	2
Small Business Administration Pools	889,000	889,000	954,000	954,000	2
Municipal Obligation	410,000	410,000	403,000	403,000	2
FHLMC Stock	40,000	40,000	42,000	42,000	1
FHLB Stock	89,000	89,000	97,000	97,000	2
Loans, net	52,337,000	52,347,000	49,248,000	49,235,000	3
Accrued Interest Receivable	166,000	166,000	160,000	160,000	2
Financial Liabilities:
Deposits	41,930,000	41,780,000	46,223,000	46,156,000	3
Accrued Interest Payable	$6,000	$6,000	1,000	1,000	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements included in this report and in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Forward-looking statements include:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plan, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

●	general economic conditions, either nationally or in our primary market area, that are worse than expected;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial investments;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	our ability to implement our strategic plans;
●	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;
●	our ability to attract and maintain deposits and our success in introducing new financial products;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	declines in the yield on our assets resulting from the current low interest rate environment;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	our ability to have sufficient taxable income to be able to fully deduct the contribution to our charitable foundation;
●	the recovery of the valuation allowance on deferred tax assets;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in our compensation and benefit plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company and the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the largest of which relates to the Company’s contribution to establish the Central Federal Community Foundation. Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of the deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the continued expenses related to operating as a publicly traded company, current financial performance, and the general business and economic trends.

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

We did not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made, and may not have sufficient taxable income to fully deduct the contribution during the five-year carryover period permitted under the Internal Revenue Code. We estimated that we will not be able to fully utilize the carryover and, in the second quarter of 2016, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Overview. We had a net loss of $16,000 for the nine months ended September 30, 2017 as compared to a net loss of $885,000 for the nine months ended September 30, 2016. The $869,000, or 98.2%, decrease in net loss between the periods was primarily a result of noninterest expense decreasing $816,000 and net interest income increasing $74,000 when compared to the nine months ended September 30, 2016.

Net Interest Income. Net interest income increased by $74,000, or 4.7%, to $1,649,000 for the nine months ended September 30, 2017 from $1,575,000 for the nine months ended September 30, 2016. Interest income on loans decreased by $12,000 from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, and interest expense on deposits decreased by $52,000 during that same period. In addition, securities and other interest income increased by $34,000 due to increased investment in available-for-sale securities and certificates of deposits in other financial institutions, during 2016 and 2017. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $12,000, or 0.7%, decrease in interest income on loans, while the average balance of loans increased $1.2 million, or 2.5%, from $49.8 million for the nine months ended September 30, 2016 to $51.0 million for the nine months ended September 30, 2017, is a result of lower new loan rates and repricing of existing loans.

The $52,000, or 19.0%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 11 basis points and a $2.8 million, or 6.5%, decrease in the average balance of interest-bearing deposits from $43.3 million for the nine months ended September 30, 2016 to $40.5 million for the nine months ended September 30, 2017.

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

	Nine Months Ended September 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$51,049	$1,663	4.34%	$49,802	$1,675	4.48%
Securities and other interest bearing assets (1)	18,089	207	1.53%	22,154	173	1.04%
Total interest-earning assets	69,138	1,870	3.61%	71,956	1,848	3.42%
Non-interest-earning assets	2,580			1,703
Allowance for loan losses	(263)			(261)
Total assets	$71,455			$73,398

Interest-bearing liabilities:
Certificates of deposit	$16,836	135	1.07%	$20,016	183	1.22%
Savings	3,779	9	0.32%	3,396	7	0.27%
Money Market	9,429	38	0.54%	9,125	37	0.54%
Interest-bearing DDA	10,426	39	0.50%	10,795	46	0.57%
Total interest-bearing deposits	40,470	221	0.73%	43,332	273	0.84%
Non-interest-bearing deposits	3,075			2,630
Other non-interest-bearing liabilities	319			162
Total liabilities	43,864			46,124
Total stockholders’ equity	27,591			27,274
Total liabilities and stockholders’ equity	$71,455			$73,398

Net interest income		$1,649			$1,575
Net interest rate spread (2)			2.88%			2.58%
Net interest-earning assets (3)	$28,668			$28,624
Net interest margin (4)		3.18%			2.92%
Ratio of average interest-earning assets
to average interest-bearing liabilities	170.8%			166.1%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $9,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the nine months ended September 30, 2017 and 2016.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at September 30, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income of $72,000 remained virtually unchanged for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Noninterest Expense. Total noninterest expense decreased by $816,000, or 31.5%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease is primarily attributable to a one-time, $788,000 contribution made to the Central Federal Community Foundation in 2016. At this time, we do not expect to make additional contributions in 2017.

Legal and professional services decreased by $140,000, or 34.2%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to the addition of a chief financial officer in June 2016. Compensation and employee benefits increased $153,000, due to the addition of staff and the increase of salaries and benefits during the same time period.

FDIC insurance premiums decreased $11,000, or 20.8%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 due to a lower assessment rate, effective July 1, 2016.

Income Tax Benefit. We had an income tax benefit of $41,000 for nine months ended September 30, 2017, compared to an income tax benefit of $60,000 for the nine months ended September 30, 2016. In the nine month period ended September 30, 2016, we established a valuation allowance on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000, as it was not deemed to be realizable at this time.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview. We had a net income of $31,000 for the three months ended September 30, 2017 as compared to a net loss of $24,000 for the three months ended September 30, 2016. The $55,000, or 229.2%, increase in net income between the periods was primarily a result of noninterest expense decreasing $47,000 and net interest income increasing $14,000 when compared to the three months ended September 30, 2016.

Net Interest Income. Net interest income increased by $14,000, or 2.6%, to $553,000 for the three months ended September 30, 2017 from $539,000 for the three months ended September 30, 2016. Interest income on loans decreased by $14,000 from the three months ended September 30, 2016 to the three months ended September 30, 2017, and interest expense on deposits decreased by $19,000 during that same period. In addition, securities and other interest income increased by $9,000 due to increased investment in available-for-sale securities and certificates of deposit during 2017. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $14,000, or 2.5%, decrease in interest income on loans is a result of new loan rates and repricing of existing loans, while the average balance of loans increased by $2.5 million, or 5.1%, from $49.0 million for the three months ended September 30, 2016 to $51.5 million for the three months ended September 30, 2017.

The $19,000, or 21.8%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 11 basis points and a $3.1 million, or 7.2%, decrease in the average balance of interest-bearing deposits from $42.8 million for the three months ended September 30, 2016 to $39.7 million for the three months ended September 30, 2017.

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

	Three Months Ended September 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$52,047	$554	4.26%	$49,002	$568	4.64%
Securities and other interest bearing assets (1)	15,963	67	1.68%	23,071	58	1.01%
Total interest-earning assets	68,010	621	3.65%	72,073	626	3.47%
Non-interest-earning assets	1,917			1,729
Allowance for loan losses	(264)			(261)
Total assets	$69,663			$73,541

Interest-bearing liabilities:
Certificates of deposit	$15,200	38	1.00%	$19,344	57	1.18%
Savings	3,758	3	0.32%	3,357	2	0.24%
Money Market	9,765	13	0.53%	8,799	12	0.55%
Interest-bearing DDA	10,286	14	0.54%	11,259	16	0.57%
Total interest-bearing deposits	39,009	68	0.70%	42,759	87	0.81%
Non-interest-bearing deposits	3,324			2,860
Other non-interest-bearing liabilities	334			73
Total liabilities	42,667			45,692
Total stockholders’ equity	26,996			27,849
Total liabilities and stockholders’ equity	$69,663			$73,541

Net interest income		$553			$539
Net interest rate spread (2)			2.96%			2.66%
Net interest-earning assets (3)	$29,001			$29,314
Net interest margin (4)		3.25%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	174.3%			168.6%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $3,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no provision for loan losses for the three months ended September 30, 2017 and 2016.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at September 30, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income of $22,000 remained virtually unchanged for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Noninterest Expense. Total noninterest expense decreased by $47,000, or 7.8%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Legal and professional services decreased by $60,000, or 63.8%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to the addition of a chief financial officer in June 2016. Compensation and employee benefits increased $53,000, due to the addition of staff and the increase of salaries and benefits during the same time period.

There were no expenses related to operations of foreclosed assets for the three months ended September 30, 2017, compared to $49,000 for the three months ended September 30, 2016.

Income Tax Expense Benefit. We had an income tax benefit of $9,000 for the three months ended September 30, 2017, compared to an income tax benefit of $8,000 for the three months ended September 30, 2016.

Delinquent and Non-Accrual Loans and Troubled Debt Restructuring (“TDR”). As of September 30, 2017, there were 11 loans delinquent between 30-89 days which totaled $726,000. As of December 31, 2016, there were five loans delinquent for 30-89 days which totaled $184,000.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. As of September 30, 2017, we had one loan on non-accrual status totaling $30,000, compared to December 31, 2016, at which point there were three loans on non-accrual status amounting to $199,000. The decrease in loans on non-accrual status is due to one foreclosure and sale of a single-family property and payoff of a single family loan.

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

There were no loan relationships considered a TDR as of September 30, 2017 and December 31, 2016.

There were no foreclosed assets as of September 30, 2017. The foreclosed property at December 31, 2016, which totaled $26,000, was sold during the first quarter of 2017, resulting in a gain of $11,000. The foreclosed property added in the first quarter of 2017, totaling $82,000, was sold during the second quarter of 2017, resulting in a gain of $11,000.

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

We held $6.9 million and $4.7 million of certificates of deposit in other financial institutions at September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, we purchased an additional $3.0 million of certificates of deposits to increase our investment portfolio. Four additional certificates of deposit, totaling $992,000, will mature by year end and we plan to hold these investments until maturity.

At September 30, 2017, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $5,161,000 and $889,000, respectively. Our securities available-for-sale also included, one municipal bond backed by a local school district with a fair value of $410,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $40,000 for a total portfolio at September 30, 2017 of $6,5 million as compared to the December 31, 2016 available-for-sale security portfolio with a fair value of $6.6 million.

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

Total deposits decreased by $4.3 million, or 9.3%, from $46.2 million, or 62.4% of total assets, at December 31, 2016 to $41.9 million, or 60.9% of total assets, at September 30, 2017.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing demand deposits accounted for $20.1 million, or 50%, of total deposits as of September 30, 2017, which is a decrease of $500,000 from $20.6 million, or 44.6% of total demand deposits, as of December 31, 2016. Certificates of deposit decreased by $3.8 million from $18.7 million, or 40.4% of total deposits, as of December 31, 2016 to $14.9 million, or 35.6% of total deposits, as of September 30, 2017. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity decreased by $918,000, or 3.3%, to $26.8 million at September 30, 2017. As described above, the Company had a net loss of $16,000 for the nine months ended September 30, 2017. The Company purchased 74,000 shares of treasury stock for $993,000 as of September 30, 2017.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at September 30, 2017 with a Tier 1 capital to adjusted total assets ratio of 28.8%, a Tier 1 capital to risk-weighted assets ratio of 50.6%, a total risk-based capital to weighted assets ratio of 51.3%, and a common equity Tier 1 capital to risk-weighted assets ratio of 50.6%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At September 30, 2017, cash and cash equivalents totaled $1.8 million. Certificates of deposits in other financial institutions and securities available-for-sale totaled $6.9 million and $6.5 million, respectively, at September 30, 2017.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $166,000 and $87,000 was used, for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of activity in certificates of deposit in other financial institutions, securities available-for-sale and loans, was $5.3 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and the purchase of treasury stock was $5.3 million for the nine months ended September 30, 2017. Net cash used in financing activities, consisting of activity in deposits and proceeds from the sale of common stock, was $5.2 million for the nine months ended September 30, 2016.

Certificates of deposit maturing over the next 12 months total $3.7 million, or 53.6% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

On April 5, 2017, we announced that our board of directors adopted a stock repurchase program, under which we may repurchase up to 178,802 shares of our common stock (approximately 10% of our outstanding shares). As of September 30, 2017, we had repurchased 74,000 shares.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal had $2.8 million in unfunded commitments under lines of credit and no standby letters of credit at September 30, 2017. The amount of unfunded commitments under lines of credit and standby letters of credit were $2.8 million and $0 at December 31, 2016.

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

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended September 30, 2017:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAM
April 1, 2017 through	-	$-	-	178,802
April 30, 2017
May 1, 2017 through	10,000	13.06	10,000	168,802
May 31, 2017
June 1, 2017 through	32,000	13.27	32,000	136,802
June 30, 2017
July 1, 2017 through	-	-	-	136,802
July 31, 2017
August 1, 2017 through	9,700	13.31	9,700	127,102
August 31, 2017
September 1, 2017 through	22,300	13.86	22,300	104,802
September 30, 2017

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)

3.2	Bylaws of Central Federal Bancshares, Inc.(1)

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla , Central Federal Bancshares, Inc. and Barbara E. Hamilton**(2)

10.3	Central Federal Bancshares, Inc. 2017 Equity Incentive Plan**(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certification

101.0	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss,) (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Consolidated Notes to the Consolidated Financial Statements

**Management contract or compensatory agreement or arrangement.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

(2) Incorporated by reference form the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed on March 30, 2016.

(3) Incorporated by reference form Appendix A to the Registrant’s Proxy Statement for its 2017 Annual meeting of Shareholders filed on April 17, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: November 14, 2017	By:	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Angela E. Medwick
Angela E. Medwick
Chief Financial Officer
(Principal Financial Officer)

