Form 10-K
period 2017-12-31
Central Federal Bancshares, Inc
filed 2018-03-28
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

Commission file number 000-55553

Central Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Missouri	47-4884908
(State or other jurisdiction of	(I.R.S. Employer
in Company or organization)	Identification Number)

210 West 10th Street, Rolla, Missouri	65401
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: (573) 364-1024

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to the use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 was $23,270,710.

The number of shares outstanding of the registrant’s common stock as of March 12, 2018 was 1,675,920.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s Proxy Statement filed for its 2018 Annual Meeting of Shareholders (Part III)

EXHIBITS INDEX

i

PART I

Item 1.            Business

General

Central Federal Bancshares, Inc., a Missouri corporation (“Central Federal Bancshares” or the “Company”), was incorporated in 2015 to be the holding company for Central Federal Savings and Loan Association of Rolla, Rolla, Missouri (“Central Federal”), upon completion of the conversion of Central Federal from the mutual to the stock form of organization. (In certain instances where appropriate, the terms “we,” “us” and “our” refer to Central Federal Bancshares and/or Central Federal, as indicated by context.) On January 12, 2016, the mutual to stock conversion was completed and Central Federal became the wholly owned subsidiary of the Company. Also, on that date, the Company issued 1,719,250 shares of its common stock at a price of $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan in the stock offering, and it contributed 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation. As of December 31, 2017, Central Federal Bancshares had 1,675,920 shares of common stock outstanding.

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

Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. Central Federal offers a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and nonowner-occupied one- to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We currently operate out of our office in Rolla, Missouri. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), our primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. At December 31, 2017, Central Federal had total assets of $68.1 million, total deposits of $41.6 million and total stockholders’ equity of $26.3 million.

Market Area

We are headquartered and maintain our sole office in Rolla, Missouri, and we consider our primary deposit and lending market to be Phelps County, Missouri. Rolla is located along Interstate 44 in south-central Missouri, less than 100 miles from major Missouri population centers of St. Louis, Jefferson City, Columbia and Springfield. With a population of approximately 20,075 according to U.S. Census Bureau estimates, Rolla is the largest city, and center of government, of Phelps County, which has a population of approximately 44,608, also according to U.S. Census Bureau estimates. Rolla is home to Missouri University of Science and Technology, a public, leading technological research university within Missouri that has an enrollment as of Fall 2017 of approximately 8,885 students. Other major employers in Rolla and Phelps County include Phelps County Regional Medical Center and other health care service providers, as well as Walmart Stores, Inc. (including a regional distribution center in St. James, Missouri) and various agencies of the federal and state governments.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including a large money center, regional and super regional banks, community banks and credit unions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of September 30, 2017 (the latest date for which information is available), according to the U.S. Deposit Market Share by County compiled by SNL Financial, Central Federal represented 5.46% of deposits in Phelps County, Missouri, ranking us sixth out of the County’s ten FDIC-insured institutions, which are comprised of 19 office locations. This data does not include credit unions with whom we also compete.

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

Residential Real Estate Loans. At December 31, 2017 and 2016, we had $33.8 million and $33.0 million in residential real estate loans, which represented 64.6% and 66.6%, respectively of our total loan portfolio, comprised of owner-occupied one- to four-family loans, nonowner-occupied one- to four-family loans, one- to four-family construction loans, home equity lines of credit and other junior lien loans, and land loans. The following table provides more information about our residential real estate loan portfolio at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
		Percent of		Percent of
Category	Amount	Gross Loans	Amount	Gross Loans
		(Dollars in thousands)
Owner-occupied one- to four-family	$21,420	41.0%	$20,854	42.1%
Nonowner-occupied one- to four-family	9,190	17.6%	9,493	19.2%
Construction, one- to four-family	852	1.6%	923	1.9%
Home equity line of credit and junior liens	1,520	2.9%	1,361	2.7%
Land	771	1.5%	368	0.7%
	$33,753	64.6%	$32,999	66.6%

Our origination of residential real estate loans enables borrowers to purchase or refinance existing one- to four-family residences, virtually all of which are located in our primary market area.

We offer adjustable-rate and fixed-rate residential real estate loans with terms of up to 30 years. Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines, although we believe our underwriting guidelines are substantially similar. We generally do not originate or fund fixed-rate mortgage loans to hold in our loan portfolio at the present time; however, we have previously made long-term fixed-rate loans as part of our lending program and we expect to originate and fund fixed-rate loans for retention in our portfolio as part of our operating strategy to increase our loan portfolio. Our portfolio included approximately $11.9 million of such loans as of December 31, 2017. To the extent we currently participate in the origination of long-term fixed-rate residential real estate loans, we do so under the terms of arrangements we have entered into with another financial institution. Under this arrangement, we assist in the completion of a loan application and obtain certain financial information about the applicant on behalf of the originating institution, which then underwrites the loan pursuant to its own lending policies, and, if it approves the loan, funds the loan directly. We receive a fee for our services. Currently, we do not offer loans insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs, although these types of loans may be obtained by our customers through the loan arrangements described above. We determine the loan fees, interest rates and other provisions of the mortgage loans we originate, fund and hold in our portfolio based on our own pricing criteria and competitive market conditions.

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

We also originate loans for the construction of one- to four-family homes. At December 31, 2017, one- to four-family construction loans were $852,000. Our construction loans generally provide for interest only payments during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction, based on the appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent, licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan. Finally, we also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences, and we offer land loans under the same general terms as nonowner-occupied one- to four-family homes described above (fixed interest rates and one, three or five year maturities, with payments amortized based on a 25-year schedule). We limit the loan-to-value ratio to a maximum of 65%.

We make home equity lines of credit and, on occasion, other junior lien loans. Home equity lines of credit are made for terms of up to 20 years at adjustable rates, with the amount of the home equity line, when combined with the amount outstanding under any first mortgage, limited to an 80% loan to value ratio. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal. Our home equity lines of credit are secured by residential real estate but we do not necessarily also maintain the first mortgage on the real estate. As of December 31, 2017, we had $1.5 million of home equity and other junior lien loans.

Commercial and Multi-Family Real Estate Loans. At December 31, 2017 and 2016, we had $16.5 million and $14.4 million in commercial and multi-family real estate loans, which represented 31.6% and 29.2%, respectively, of our total loan portfolio, comprised of loans and lines of credit secured by commercial real estate, including multi-family residential real estate and owner-occupied commercial property. The following table provides more information about our commercial and multi-family real estate loan portfolio at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
		Percent of		Percent of
Category	Amount	Gross Loans	Amount	Gross Loans
		(Dollars in thousands)
Multi-Family	$10,126	19.4%	$7,278	14.7%
Multi-Family Line of Credit	0	0	30	0.1
Multi-Family Construction	402	0.8	1,100	2.2
Commercial Real Estate	5,042	9.7	4,350	8.8
Commercial Real Estate Lines of Credit	902	1.7	956	1.9
Commercial Real Estate Construction	31	0.1	714	1.5
	$16,503	31.6%	$14,428	29.2%

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

Commercial Business Loans. We make a relatively limited amount of commercial business loans that are either secured by assets other than real property or that are not secured. As of December 31, 2017, and 2016, we had commercial business loans of $1.3 million, or 2.5% of our total loan portfolio, and $1.5 million, or 3.1%, of our total loan portfolio, respectively. For secured commercial loans and lines of credit, the interest rate and other terms are determined based upon the financial condition, including net worth, of the borrower as well as the type of collateral to secure the loan. Collateral for secured commercial business loans generally consists of the borrower’s accounts receivable, inventory and furniture, fixtures and equipment, although deposit accounts at Central Federal may also be pledged. We make unsecured commercial extensions of credit if the financial condition of the borrower is sufficient to support the loan; most of our unsecured commercial credits consist of lines of credit.

Consumer and Other Loans. Our consumer lending consists primarily of loans secured by used automobiles or other personal vehicles and, to a lesser extent, unsecured personal loans and loans secured by deposit accounts (share loans) at Central Federal. As of December 31, 2017 and 2016, we had consumer and other loans of $683,000, or 1.3% of our total loan portfolio, and $558,000, or 1.1% of our total loan portfolio, respectively. The following table provides additional information relating to our consumer lending.

	December 31, 2017		December 31, 2016
		Percent of		Percent of
Category	Amount	Gross Loans	Amount	Gross Loans
		(Dollars in thousands)
Personal Auto Loans	$466	0.9%	$278	0.6%
Personal Unsecured Loans	65	0.1	56	0.1
Share Loans	70	0.1	82	0.2
Overdraft	14	-	17	-
Other Secured Loans	68	0.1	125	0.2
	$683	1.3%	$558	1.1%

Loan Underwriting and Collections

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Central Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In November 2012, the OCC approved Central Federal’s application to participate in the supplemental lending limits program (“SLLP”). Under the SLLP, Central Federal may extend credit for an additional 10% of their unimpaired capital and surplus for one- to four-family residential real estate and small business loans. The amount we can lend under this limit increased as a result of the completion of the offering in January 2016 and the contribution of 50% of the net offering proceeds to Central Federal. At December 31, 2017, our regulatory loans-to-one-borrower limit under the SLLP was $5.2 million. As of December 31, 2017, our three largest commercial real estate lending relationships consisted of multiple extensions of credit, each secured by real property, to a group of related borrowers with an aggregate principal balance of approximately $6.8 million; an extension of credit to one borrower, secured by multiple properties, with an aggregate principal balance of approximately $2.0 million; commercial multi-family and residential real estate loans with an aggregate principal balance of $1.8 million and a loan secured by a local fraternity with a principal balance of approximately $3.0 million. At December 31, 2017, all of these loans were performing in accordance with their repayment terms.

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

The accrual of interest on real estate and commercial business loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans returned to accrual status when all the principal and interest amounts contractually are brought current, the borrower has demonstrated a period of sustained performance and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months. Management reports loan delinquencies to the board of directors on a monthly basis. Additional information with respect to our loans is available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis as of December 31, 2017 and December 31, 2016.”

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

We have an investment portfolio comprised of $11.9 million of certificates of deposit in other financial institutions and available for sale securities. At December 31, 2017, our investment portfolio was comprised of certificates of deposit in other financial institutions, each under $250,000 and each at a different insured depository institution. We also have investments, categorized as available-for-sale, in a municipal obligation with a fair value of $412,000, mortgage backed securities with a fair value of $4.9 million, a Small Business Administration (“SBA”) pool with a fair value of $885,000, and stock of the Federal Home Loan Mortgage Corporation with a fair value of $40,000, as of December 31, 2017. The municipal obligation has a coupon rate of 3.25%, matures in March 2033, and is callable in March 2023. The SBA Pool has a coupon of 2.27% and matures in February 2036. The mortgage backed securities have a coupon of 2.77%. Our investment strategy has remained consistent with our current philosophy of maintaining excess cash in interest-bearing deposits held in other financial institutions; we have and may continue to, on a limited basis, invest in debt securities. In addition to our investment portfolio, at December 31, 2017, we held $89,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.

Deposit Activities and Other Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no outstanding borrowings at December 31, 2017 or at December 31, 2016. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. On occasion, Central Federal will accept deposits, typically in the form of certificate of deposit in denominations of $100,000 or greater, from other financial institutions. We do not have a formal program or policy with respect to such deposits, which are typically initiated by the other institution; rather, we will accept the deposits if, when the opportunity to accept the deposit arises, our management determines that the deposit is appropriate for us. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. As of December 31, 2017 and 2016, there were $0 and $2.5 million, respectively, in deposits from such other financial institutions.

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

Borrowings. As a member of the Federal Home Loan Bank of Des Moines, Central Federal is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential real estate loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Central Federal also is eligible, upon the satisfaction of collateral security and other requirements, to borrow from the Federal Reserve Bank of St. Louis. While we have obtained Federal Home Loan Bank advances in the past, we had no outstanding borrowings from the Federal Home Loan Bank or Federal Reserve Bank at December 31, 2017 or 2016.

Personnel

As of December 31, 2017, we had 15 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

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

As a savings and loan holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Central Federal Bancshares is also subject to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Central Federal and Central Federal Bancshares. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on Central Federal and Central Federal Bancshares, and is qualified in its entirety by reference to applicable laws and regulations. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Central Federal Bancshares, Central Federal and their operations.

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

Capital Requirements. Central Federal is subject to minimum regulatory capital requirements imposed under OCC regulations. Federal regulations establish minimum capital level requirements applicable to FDIC-insured institutions of at least: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result, in effect, in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began a phase-on period in January 2016 at .625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At December 31, 2017, our regulatory loans-to-one borrower limitation under the supplemental lending limits program approved by the OCC was $5.2 million. All loans to one borrower that aggregate over $500,000 are reviewed by a Central Federal commercial loan officer and are presented to the board of directors annually. Further, our management reviews and recommends to the board of directors through our loan committee such lesser limitations on the extension of credit to a single borrower or borrowing entity as it feels prudent and in the best interest of Central Federal based on the current economic, competitive environment and the circumstances of Central Federal.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, such as making any new investments or engaging in any new activity not allowed for both a national bank and a savings association, establishing any new branch office unless establishment would be allowable for a national bank, and paying dividends unless such payment would be both allowable for a national bank and necessary to meet the obligations of the association’s holding company. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2017, Central Federal met the qualified thrift lender test.

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

Assessments. Central Federal is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon an association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly financial report. The assessments paid by Central Federal for the year ended December 31, 2017 totaled approximately $42,000.

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

Federal Home Loan Bank System. Central Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Central Federal, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Central Federal was in compliance with this requirement at December 31, 2017 with an investment in Federal Home Loan Bank stock with a book value of $89,000.

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

Other Regulations

Central Federal’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination based on race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Central Federal also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as Check 21), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

●	The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act and its implementing regulations requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital Requirements. Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). Such a company also may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in a public offering prospectus. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; accordingly, the Company is not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under regulations of the SEC (generally less than $75 million of voting and non-voting equity held by non-affiliates). The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period.

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

Forward-Looking Statements

Statements included in this report and in our future filings with the SEC, in our press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Forward-looking statements include:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

●	the strength of the U.S. economy in general and the strength of the local economies in that comprise our primary markets, including areas where we conduct substantial operations or have purchased a significant amount of correspondent loans;

●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	our ability to implement our strategic plans;

●	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	fluctuation in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

●	our ability to attract and maintain deposits and our success in introducing new financial products;

●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	risks related to a high concentration of loans secured by real estate located in our market area;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to have sufficient taxable income to be able to fully deduct contributions to our charitable foundation;

●	changes in the level of government support of housing finance;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in our compensation and benefit plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own;

●	increased competitive pressures among financial services companies;

●	changes in consumer spending, borrowing and savings habits;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

●	the effects of, and changes in, trade and fiscal policies and laws of the United States government and federal executive branch, including changes in foreign and military policies; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

None.

Item 2.            Properties

The Company and Central Federal operate from our office located at 210 West 10th Street, Rolla, Missouri 65401. The net book value of our premises at December 31, 2017 was $543,000.

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

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Holder and Dividend Information. The common stock of the Company is quoted on the OTC Pink Marketplace under the symbol “CFDB.” The following table sets forth the high and low bid information of the common stock and dividends paid per share for the quarters (or applicable portion of such quarters) ended March 31, June 30, September 30, and December 31 of each of 2017 and 2016. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low	Close	Dividends Declared Per Share
Quarter ended March 31, 2017	$13.00	$12.27	$12.50	—
Quarter ended June 30, 2017	$13.50	$12.42	$13.25	—
Quarter ended September 30, 2017	$16.00	$13.25	$13.75	—
Quarter ended December 31, 2017	$14.59	$13.25	$14.50	—
Jan. 13, 2016 - March 31, 2016	$10.95	$10.40	$10.80	—
Quarter ended June 30, 2016	$11.60	$10.75	$11.23	—
Quarter ended September 30, 2016	$11.82	$11.21	$11.77	—
Quarter ended December 31, 2016	$13.20	$11.77	$12.75	—

The approximate number of holders of record of the Company’s common stock as of March 12, 2018 was 94. Certain shares of the Company are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the preceding number.

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Stock Repurchases. The following table presents information regarding stock repurchases by the Company during the year and quarter ended December 31, 2017. All repurchases were effected pursuant to repurchase programs announced on April 5, 2017 and November 29, 2017.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAM
October 1, 2017 through October 31, 2017	31,400	13.80	31,400	73,402
November 1, 2017 through November 30, 2017	-	-	-	-
December 1, 2017 through December 31, 2017	6,700	14.00	6,700	66,702

(f) Stock Performance Graph. Not required for smaller reporting companies.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We may not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made or during the five-year carryover period permitted under the Internal Revenue Code. We estimate we will not be able to fully utilize the carryover and, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Years Ended December 31, 2017 and 2016

Overview. We had a net loss of $9,000 for the year ended December 31, 2017 as compared to a net loss of $873,000 for the year ended December 31, 2016. Net interest income increased $84,000 and noninterest expense decreased $839,000. The $864,000, or 99.0%, decrease in net loss between the years was primarily a result of the foundation charitable contribution and the reduction of professional fees.

Net Interest Income. The following table presents a summary of net interest income before provision for loan losses.

Year Ended December 31, (Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Components of net interest income
Loans, Including Fees	$2,217	$2,240	$(23)	-1.03%
Securities and Other	268	233	35	15.02%
Total interest income	$2,485	$2,473	$12	0.49%

Deposits	287	359	(72)	-20.06%
Total interest expense	287	359	(72)	-20.06%
Net interest income	$2,198	$2,114	$84	3.97%

Net interest income increased by $84,000, or 4.0%, to $2,198,000 for the year ended December 31, 2017 from $2,114,000 for the year ended December 31, 2016. Although interest income on loans decreased by $23,000 from the year ended December 31, 2016, to the year ended December 31, 2017, the interest income generated by the investment portfolio increased $35,000 over the prior year, and interest expense decreased by $72,000 during that same period. Securities and other interest income consists of interest on bank accounts, securities available for sale, certificates of deposit, municipal obligations, federal funds sold and dividends on Federal Home Loan Bank Stock.

The decrease in interest income on loans is primarily the result of the collection of $36,000 in nonaccrual interest in December 2016.

The decrease in interest expense on deposits was primarily due to a decrease in the volume of deposits. The average balance of certificates of deposit decreased by $4.8 million due to the maturity of certificates of deposit from other financial institutions, and the average balance of interest-bearing DDA accounts decreased by $6.7 million. This change in deposit mix contributed to a further decline in deposit costs.

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

	Year Ended December 31,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable, net of fees	$51,331	$2,217	4.32%	$49,928	$2,240	4.49%
Securities and other interest bearing assets (1)	17,326	268	1.55%	21,359	233	1.09%
Total interest-earning assets	68,657	2,485	3.62%	71,287	2,473	3.47%
Non-interest-earning assets	2,353			2,717
Allowance for loan losses	(263)			(263)
Total assets	$70,747			$73,741

Interest-bearing liabilities:
Certificate of deposit	$15,003	171	1.14%	$19,789	238	1.20%
Savings	3,777	12	0.32%	3,454	11	0.32%
Money Market	9,606	52	0.54%	9,052	49	0.54%
Interest-bearing DDA	10,365	52	0.50%	17,050	61	0.36%
Total interest-bearing deposits	38,751	287	0.74%	49,345	359	0.73%
Non-interest-bearing deposits	4,324			5,141
Other non-interest-bearing liabilities	334			29
Total Liabilities	43,409			54,515
Total equity	27,338			19,226
Total liabilities and equity	$70,747			$73,741

Net interest income		$2,198			$2,114
Net interest rate spread (2)			2.88%			2.74%
Net interest-earning assets (3)	$29,906			$21,942
Net interest margin (4)		3.20%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities	177.2%			144.5%

(1)	Includes municipal obligations with an average balance and interest income of $412,000 and $12,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of changes in each. The following table presents the rate volume analysis for the year ended December 31, 2017 and 2016.

	Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$62	$(85)	$(23)
Other Interest- Earning Assets	(50)	85	35
Total interest-earning assets	12	-	12
Interest-bearing liabilities:
Certificate of deposit	(55)	(12)	(67)
Savings	1	-	1
Money Market	3	-	3
Interest-bearing DDA	(29)	20	(9)
Total interest-bearing liabilities	(80)	8	(72)

Change in net interest income	$92	$(8)	$84

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

We had a provision for loan losses of $9,000 for the year ended December 31, 2017; there was no such provision for the year ended December 31, 2016. Net loan recoveries amounted to $1,000 during the year ended December 31, 2017, compared to net recoveries of $2,000 during the year ended December 31, 2016.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at December 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under Allowance for Loan Losses, Analysis of Non-Performing Assets and Troubled Debt Restructurings, and Classified Assets below.

Noninterest Income. Total noninterest income increased by $4,000 during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This was a result of customer service fees decreasing by $3,000 and other noninterest income increasing by $7,000.

	2017	2016	Increase (Decrease)	% Change
Customer service fees	$89	$92	$(3)	(3.26)
Other income	25	18	7	38.89
Total	$114	$110	$4	3.64

Noninterest Expenses. Total noninterest expenses decreased by $839,000, or 26.6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease primarily was attributable to a $788,000 contribution made to the Central Federal Community Foundation during the year ended December 31, 2016. Legal and professional services expense decreased by $159,000 from year to year due to our hiring a Chief Financial Officer in mid-2016.

Year Ended December 31, (Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Compensation and employee benefits	$1,278	$1,115	$163	14.62%
Data Processing and other outside services	341	339	2	0.59%
FDIC insurance and regulatory assessmenet	55	72	(17)	(23.61)
Occupancy and Equipment	188	178	10	5.62
Legal and Professional Services	315	474	(159)	-33.54%
Supplies, Telephone, and Postage	48	48	-	0.00%
Operations of Foreclosed Assets	(16)	41	(57)	-139.02%
Contribution to Charitable Foundation	-	788	(788)	-100.00%
Other	108	101	7	6.93%
Total	$2,317	$3,156	$(839)	-26.58%

Income Tax Expense (Benefit). We had an income tax benefit of $5,000 for the year ended December 31, 2017, compared to an income tax benefit of $59,000 for the year ended December 31, 2016. This is due to a loss before income taxes of $14,000 for the year ended December 31, 2017, compared to a loss before income taxes of $932,000 during the same period in 2016. In 2016, we established a valuation allowance of $236,000 on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000 as it is not deemed to be realizable.

Balance Sheet Analysis as of December 31, 2017 and December 31, 2016

Total Assets. At December 31, 2017, total assets were $68.1 million, a decrease of $5.9 million, or 8.0%, from total assets of $74.0 million at December 31, 2016. The decrease in total assets for the year ended December 31, 2017 was due mainly to the net effect of a $9.3 million, or a 76.2%, decrease in cash and cash equivalents due to deposit runoff of $4.6 million, or 9.9%, while investments increased by $626,000 and loans increased by $2.7 million, or 5.5%, during the year ended December 31, 2017.

Loans. The largest portion of our loan portfolio consists of residential real estate loans which totaled $33.8 million, or 64.6%, and $33.0 million, or 66.6%, of the total loan portfolio at December 31, 2017 and 2016, respectively. Residential real estate loans increased by $754,000, or 2.3%, during the year ended December 31, 2017.

Commercial and multi-family real estate loans totaled $16.5 million and represented 31.6% of total loans at December 31, 2017. This is an increase of $2.1 million, or 14.4%, from $14.4 million, or 29.2% of total loans, at December 31, 2016. The market area served by Central Federal is very competitive and interest rate sensitive. Commercial real estate loans generally consist of loans secured by multi-family residential rentals, retail stores, and other commercial real estate.

Commercial business loans totaled $1.3 million and $1.5 million, comprising 2.5% and 3.1% of the total loan portfolio at December 31, 2017 and 2016, respectively. Commercial business loans decreased $258,000, or 16.7%, during the year ended December 31, 2017.

Consumer and other loans increased by $125,000, or 22.4%, from $558,000 at December 31, 2016 to $683,000 at December 31, 2017.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Business	$1,285	2.5%	$1,543	3.1%
Commercial and Multi-Family Real Estate	16,503	31.6%	14,428	29.2%
Residential Real Estate	33,753	64.6%	32,999	66.6%
Consumer and Other	683	1.3%	558	1.1%
Total Loans	52,224	100.0%	49,528	100.0%

Allowance for loan losses	(273)		(263)
Net deferred loan fees	(14)		(17)

Net Loans	$51,937		$49,248

Loan Maturity. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Actual maturities may differ due to prepayments.

	Commercial Business	Commercial and Multi- Family Real Estate	Residential Real Estate	Consumer and Other	Total Loans
	(In thousands)
As of December 31, 2017
Due in One Year or Less	$781	$1,580	$1,061	$98	$3,520
Due after One through Five Years	175	520	587	552	1,834
Due after Five Years	329	14,403	32,105	33	46,870
	$1,285	$16,503	$33,753	$683	$52,224

Fixed vs Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2017 that are due after December 31, 2018, and that have either fixed interest rates, or floating or adjustable interest rates. The amounts shown below exclude deferred loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Secured by Real Estate:
Commercial and Multi-Family	$9,122	$5,801	$14,923
Residential	10,227	22,465	32,692
Other Loans:
Commercial Business	-	504	504
Consumer and Other	585	-	585
Total Loans	$19,934	$28,770	$48,704

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

Loan Activity. The following table shows loan activity, consisting of loans originated, loan payoffs and loan charge-offs, for the year indicated.

	Year Ended December 31,
	2017	2016
	(In thousands)
Total loans at beginning of year	$49,528	$50,190
Loans Originated:
Commercial Business	241	257
Commercial and Multi-Family Real Estate	2,967	5,378
Residential Real Estate	5,828	6,495
Consumer and Other	626	370
Total loans originated	9,662	12,500
Deduct:
Loans principal repayment (amortization and payoffs)	(6,962)	(13,161)
Charge-offs	(4)	(1)
Net loan activity	2,696	(662)
Total loans at end of year	$52,224	$49,528

Loan originations come from a variety of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

We did not sell any loans during the years ended December 31, 2017 and 2016. From time to time we do buy participation loans. We did not purchase any loans during the year ended December 31, 2017 and 2016.

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

At December 31, 2017, the allowance was $273,000 and represented 0.52% of total loans. At December 31, 2016, the allowance was $263,000 and represented 0.53% of total loans. At December 31, 2017, the largest allowance in the portfolio was the allowance for residential real estate loans which made up about 80.6% of the total allowance at $220,000, and at December 31, 2016, the largest allowance in the portfolio was the allowance for residential real estate loans which made up about 68.9% of the total allowance at $181,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in each category.

	December 31, 2017			December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)

Commercial Business	$3	1.1%	2.5%	$3	1.1%	3.1%
Commercial and Multi-Family Real Estate	38	13.9%	31.6%	37	14.1%	29.2%
Residential Real Estate	220	80.6%	64.6%	181	68.9%	66.6%
Consumer and Other	3	1.1%	1.3%	3	1.1%	1.1%
Total allocated allowance	264	96.7%	100.0%	224	85.2%	100.0%
Unallocated allowance	9	3.3%		39	14.8%
Total allowance for loan loss	$273	100.0%	100.00%	$263	100.0%	100.00%

At December 31, 2017, our allowance for loan losses of $273,000 was 270.3% of non-performing loans. At December 31, 2016, our allowance for loan losses of $263,000 was 132.2% of non-performing loans.

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

Analysis of Loan Loss Experience.

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended
	December 31,
	2017	2016
	(Dollars in thousands)
Allowance at beginning of year	$263	$261
Charge-offs:
Residential real estate	-	-
Consumer and other	(4)	(1)
Total charge-offs	(4)	(1)
Recoveries	5	3
Net recoveries (charge-offs)	1	2
Provision for loan losses	9	-
Allowance at end of year	$273	$263

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	270.3%	132.2%
Allowance for loan losses to total loans at end of year	0.52%	0.53%

For the year ended December 31, 2017, the allowance increased by $10,000 to $273,000, as compared to an increase of $2,000 to $263,000 during the same period in 2016. The increase for the year ended December 31, 2017 was due to $4,000 in charge-offs offset with $5,000 in recoveries, as well as $9,000 in provision for loan losses. Charge-offs were minimal in 2017 with the largest category of charge-offs being $4,000 in consumer loans. In 2016, the largest charge-off was for $1,000. The allowance for loan losses to non-performing loans ratio increased due to a decrease in non-performing loans to $101,000 as of December 31, 2017 from $199,000 as of December 31, 2016. The allowance for loan loss as a percentage of total loans as of December 31, 2017 decreased by 0.01% to 0.52% compared to 0.53% as of December 31, 2016.

Delinquencies. The following table provides the information about delinquencies in our loan portfolio at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Commercial and Multi-Family Real Estate	-	$-	-	$-	-	$-
Residential Real Estate	8	306	1	71	9	377
Consumer and Other	-	-	-	-	-	-
Total	8	$306	1	$71	9	$377

	(Dollars in thousands)
At December 31, 2016
Commercial and Multi-Family Real Estate	-	$-	-	$-	-	$-
Residential Real Estate	3	182	2	170	5	352
Consumer and Other	2	2	-	-	2	2
Total	5	$184	2	$170	7	$354

As of December 31, 2017 there were eight loans delinquent between 30-89 days which totaled $306,000. This is an increase from the five loans delinquent for 30-89 days as of December 31, 2016, which totaled $184,000. There was a decrease in loans delinquent for 90 days or more from two loans totaling $170,000 as of December 31, 2016 to one loan of $71,000 as of December 31, 2017.

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

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Credit card loans and other personal loans are typically charged off no later than 180 days past due. As of December 31, 2017, there was one loan on non-accrual status totaling $30,000, which is a decrease of $169,000 from the three loans on non-accrual status amounting to $199,000 as of December 31, 2016. Non-accrual loans for those periods represented .1% and .4% of total loans, respectively.

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

The following table provides information with respect to our non-performing assets and accruing troubled debt restructurings at the dates indicated.

	December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$30	$199
Total	30	199
Accruing loans 90 days or more past due:
Residential real estate	$71	$-
Total non-performing loans	101	199
Real estate owned	-	26
Total non-performing assets	$101	$225
Trouble debt restructurings (TDR)	-	-
Total non-performing and troubled debt restructurings	$101	$225

Ratios:
Total non-performing loans to total loans	0.19%	0.40%
Total non-performing assets to total assets	0.15%	0.30%
Total non-performing loans and TDRs to total loans	0.19%	0.40%
Total non-performing assets and TDRs to total assets	0.15%	0.30%

Total non-performing loans decreased by $98,000 from $199,000 at December 31, 2016 to $101,000 at December 31, 2017. The majority of this change was due to one loan transferred to foreclosed assets during the year.

There were no foreclosed assets at December 31, 2017, which is a decrease from the one foreclosed property at December 31, 2016, which totaled $26,000. The decline in the total amount of foreclosed assets is due to two properties being sold. The first sale was for a property sold in Rolla, Missouri for $37,000, resulting in a gain of $11,000. The second sale was a property sold in St. James, Missouri for $94,000, at a gain of $11,000.

The following table provides information with respect to partial charge-offs on non-performing loans and accruing troubled debt restructurings at the dates indicated.

	December 31,
	2017	2016
	(Dollars in thousands)
Gross non-performing loans	$103	$199
Less partially charged off non-performing loans	2	-
Adjusted non-performing loans	$101	$199

Gross non-performing loans and accruing troubled debt restructurings	$103	$199
Adjusted non-performing loans and accruing troubled debt restructurings	101	199
Adjusted non-performing loans to total assets	0.1%	0.3%
Adjusted non-performing loans and accruing troubled debt restructurings to total assets	0.1%	0.3%
Allowance for loan losses to adjusted non-performing loans and accruing troubled debt restructurings at end of year	270.3%	132.2%

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

	December 31,
	2017	2016
	(In thousands)
Special mention	$774	$121
Substandard	284	613
Total criticized and classfied loans	$1,058	$734
Foreclosed assets	-	26
Total criticized and classfied assets	$1,058	$760

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

The following table sets forth the amortized costs and fair values of our available-for-sale securities at the dates indicated.

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available-for-sale:
Mortgage Backed Securities	$4,994	$4,883	$5,321	$5,182
Small Business Administration Pools	916	885	988	954
Municipal Obligation	406	412	407	403
Federal Home Loan Mortgage Corp. Stock	15	40	15	42
	$6,331	$6,220	$6,731	$6,581

At December 31, 2017, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $4,883,000 and $885,000, respectively, one municipal bond backed by a local school district with a fair value of $412,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $40,000 for a total of $6,220,000 as compared to the December 31, 2016 available-for-sale security portfolio with a fair value of $6,581,000.

The following table indicates amortized cost and estimated fair value of securities available for-sale at December 31, 2017 based upon contractual maturity.

	Amortized Cost	Fair Value
Over Ten Years	$406,000	$412,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,910,000	5,768,000
Equity Securities	15,000	40,000
Total	$6,331,000	$6,220,000

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

Total deposits decreased by $4.6 million, or 9.9%, from $46.2 million, or 62.4% of total assets, at December 31, 2016 to $41.6 million, or 61.1% of total assets, at December 31, 2017, primarily from the runoff of jumbo wholesale certificates of deposit and the repurchase of stock. Interest-Bearing Demand Deposits make up the majority of the deposit balance accounting for $20.5 million, or 49.2%, and $20.6 million, or 44.6%, as of December 31, 2017 and 2016, respectively. Noninterest-bearing demand deposits decreased by $293,000 and savings accounts remained consistent.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-Bearing DDA	$3,181	7.6%	$3,474	7.5%
Interest-Bearing DDA	20,498	49.2%	20,630	44.6%
Savings	3,649	8.8%	3,435	7.4%
Certificates of Deposit, $250,000 or more	667	1.6%	2,536	5.5%
Certificates of Deposit, less than $250,000	13,641	32.8%	16,148	35.0%
Total Deposits	$41,636	100.0%	$46,223	100.0%

Certificates of deposit, specifically those less than $250,000, decreased by $2.5 million, as a number of certificates matured in 2017. The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2017.

Maturity Period at December 31, 2017	Amount
(In thousands)
Three months or less	$245
Over three months through six months	576
Over six months through 12 months	703
Over 12 months	1,709
Total	$3,233

Stockholders’ Equity. Stockholders’ equity decreased by $1.4 million, or 5.2%, to $26.3 million at December 31, 2017 from $27.8 million at December 31, 2016 as the result of the repurchase of treasury stock. As described above, the Company had a net loss of $9,000 for the year ended December 31, 2017.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At December 31, 2017, cash and cash equivalents totaled $2.9 million. Certificates of deposit in other financial institutions and securities available-for-sale totaled $5.7 million and $6.2 million, respectively, at December 31, 2017.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $261,000 for the year ended December 31, 2017 and net cash used in operating activities was $40,000 for the year ended December 31, 2016. Net cash used in investing activities, which consists primarily of activity in short term certificates of deposit and loans, was $3.4 million for the year ended December 31, 2017, and net cash used in investing activities was $7.4 million for the year ended December 31, 2016. Net cash used in financing activities, consisting of activity in deposit accounts and the purchase of treasury stock, was $6.1 million for the year ended December 31, 2017. Net cash used in financing activities was $5.4 million for the year ended December 31, 2016.

Certificates of deposit maturing over the next 12 months total $7.8 million, or 54.8%, of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. Federal Home Loan Bank or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, we exceeded all of our regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines, with Tier 1 capital to adjusted average assets ratio of 30.2%, a Tier 1 capital to risk-weighted assets ratio of 51.1% a total-risk based capital to risk-weighted assets ratio of 51.5% and a common equity Tier 1 capital to risk-weighted assets ratio of 51.1%. Refer to Note 14 of the accompanying Notes to the Financial Statements.

The capital from the offering of Central Federal Bancshares common stock in connection with the conversion of Central Federal to stock form significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net interest income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $3.8 million in unfunded commitments under lines of credit and there were no standby letters of credit as of December 31, 2017. Unfunded commitments under lines of credit were $2.8 million and there were no standby letters of credit as of December 31, 2016.

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

The following table presents the change in the economic value of our equity at December 31, 2017 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.

				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest Rates	Estimated	(Decrease) in EVE		EVE	(Decrease)
(basis points) (1)	Amount (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+400	$20,722	(694)	-3.35%	30.51%	(102)
+300	21,577	161	0.75%	31.77%	24
+200	21,950	534	2.43%	32.32%	79
+100	21,855	439	2.01%	32.18%	65
——-	21,416	-	-	31.53%	-
-100	20,272	(1,144)	-5.64%	29.85%	(168)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of asets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

Impact of Recent Accounting Pronouncements

See Note 1 of the accompanying Notes to the Financial Statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this prospectus have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies such as the Company.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements for the Company are a part of this Annual Report on Form 10-K and may be in Part IV under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The discussion under item 4.01 in the Form 8-K filed by the Company on August 21, 2017 is incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

/s/ William A. Stoltz	/s/ Angela E. Medwick
William A. Stoltz	Angela E. Medwick
President and Chief Executive Officer	Chief Financial Officer

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

Information called for by this item concerning the identification, business experience and qualifications of the Company’s directors will be included in our Proxy Statement (Schedule 14A) to be filed with SEC within 120 days of the Company’s fiscal year end in connection with its 2018 Annual Meeting of Shareholders currently scheduled to be held on May 15, 2018 (the “Proxy Statement”), under the headings “Corporate Governance and Board Matters,” “Audit Related Matters,” and “Item 1 — Election Of Directors.” Information called for by this item concerning compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the headings “Other Information Relating to Directors and Executive Officers” and “Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Documents Filed as Part of this Report

(a) Financial Statements. The following are filed as a part of this document under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(b) Exhibits.

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)

3.2	Bylaws of Central Federal Bancshares, Inc.(1)

4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)

10.3	Central Federal Bancshares, Inc. 2017 Equity Incentive Plan*(3)

14.1	Code of Ethics(4)

21.1	Subsidiaries

24.1	Power of Attorney (included on signature pages)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory agreement or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders filed on April 7, 2017 (File No. 000-55553).

(4)	Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CENTRAL FEDERAL BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Central Federal Bancshares, Inc.

Rolla, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Central Federal Bancshares, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

BKD, LLP

We have served as the Company’s auditor since 2017.

Springfield, Missouri

March 28, 2018

MICHAEL TROKEY & COMPANY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders Central Federal Bancshares, Inc.

Rolla, Missouri

We have audited the accompanying consolidated statement of financial condition of Central Federal Bancshares, Inc. (“Company”) as of December 3 I, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in die circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Federal Bancshares, Inc. as of December 3 I, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
March 23, 2017

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2017	December 31, 2016

ASSETS
Cash and Due from Financial Institutions	$2,049,000	$12,099,000
Federal Funds Sold	876,000	100,000
Cash and Cash Equivalents	2,925,000	12,199,000
Certificates of Deposit in Other Financial Institutions	5,699,000	4,712,000
Securities Available-for-Sale at Fair Value	6,220,000	6,581,000
Federal Home Loan Bank (FHLB) Stock, at Cost	89,000	97,000
Loans, Net of Allowance for Loan Losses of $273,000 and $263,000 at December 31, 2017 and December 31, 2016	51,937,000	49,248,000
Foreclosed Assets	-	26,000
Premises and Equipment, Net	710,000	634,000
Accrued Interest Receivable	163,000	160,000
Other Assets	346,000	346,000
Total Assets	$68,089,000	$74,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,181,000	$3,474,000
Interest-Bearing	38,455,000	42,749,000
Total Deposits	41,636,000	46,223,000
Other Liabilities	135,000	27,000
Total Liabilities	41,771,000	46,250,000
Reedeemable Common Stock Held By Employee Stock Ownership Plan (“ESOP”)	159,000	73,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 shares issued; outstanding shares 2017 - 1,675,920, 2016 - 1,788,020	18,000	18,000
Retained Earnings - Substantially Restricted	12,758,000	12,767,000
Additional Paid-In Capital	16,464,000	16,446,000
Treasury Stock, at cost; 2017- 112,100 shares	(1,523,000)	-
Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	(1,316,000)	(1,373,000)
Accumulated Other Comprehensive Income (Loss)	(83,000)	(105,000)
Total Stockholders’ Equity	26,318,000	27,753,000
Less Maximum cash obligation related to ESOP shares	159,000	73,000
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP Shares	26,159,000	27,680,000
Total Liabilities and Stockholders’ Equity	$68,089,000	$74,003,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(ROUNDED TO THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	December 31,
	2017	2016

INTEREST INCOME
Loans, Including Fees	$2,217,000	$2,240,000
Securities and Other	268,000	233,000
Total Interest Income	2,485,000	2,473,000
INTEREST EXPENSE
Deposits	287,000	359,000
Total Interest Expense	287,000	359,000
NET INTEREST INCOME	2,198,000	2,114,000
PROVISION FOR LOAN LOSSES	9,000	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,189,000	2,114,000
NONINTEREST INCOME
Customer Service Fees	89,000	92,000
Other Income	25,000	18,000
Total Noninterest Income	114,000	110,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	1,278,000	1,115,000
Data Processing and Other Outside Services	341,000	339,000
FDIC Insurance and Regulatory Assessment	55,000	72,000
Occupancy and Equipment	188,000	178,000
Legal and Professional Services	315,000	474,000
Supplies, Telephone, and Postage	48,000	48,000
Expense (Income) from Foreclosed Assets	(16,000)	41,000
Contribution to Charitable Foundation	-	788,000
Other	108,000	101,000
Total Noninterest Expense	2,317,000	3,156,000
INCOME (LOSS) BEFORE INCOME TAXES	(14,000)	(932,000)
INCOME TAX EXPENSE (BENEFIT)	(5,000)	(59,000)
NET INCOME (LOSS)	$(9,000)	$(873,000)

Common share data
Basic and diluted loss per share	$(0.01)	$(0.55)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(ROUNDED TO THOUSANDS)

	Year Ended
	December 31,
	2017	2016

NET LOSS	$(9,000)	$(873,000)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities Available-for-Sale	39,000	(163,000)
Income Tax Benefit (Expense)	(17,000)	48,000
Total Other Comprehensive Income (Loss), net of tax	22,000	(115,000)
TOTAL COMPREHENSIVE INCOME (LOSS)	$13,000	$(988,000)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2017 AND 2016

(ROUNDED TO THOUSANDS)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

BALANCE, JANUARY 1, 2016	$-	$-	$-	13,640,000	$-	$10,000	$13,650,000
Net Loss	-	-	-	(873,000)	-	-	(873,000)
Other Comprehensive Loss	-	-	-	-	-	(115,000)	(115,000)
Issuance of 1,788,020 shares of common stock at $10.00 per share, net of offering costs	18,000	16,437,000	-	-	-	-	16,455,000
Funding of ESOP with 143,042 shares of common stock	-	-	(1,430,000)	-	-	-	(1,430,000)
ESOP shares Earned	-	9,000	57,000	-	-	-	66,000
BALANCE, DECEMBER 31, 2016	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$-	$(105,000)	$27,753,000

BALANCE, JANUARY 1, 2017	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$-	$(105,000)	$27,753,000
Net Loss	-	-	-	(9,000)	-	-	(9,000)
Other Comprehensive Income	-	-	-	-	-	22,000	22,000
ESOP Shares Earned	-	18,000	57,000	-	-	-	75,000
Treasury Stock Purchased, 112,100 shares	-	-	-	-	(1,523,000)	-	(1,523,000)
BALANCE, DECEMBER 31, 2017	$18,000	$16,464,000	$(1,316,000)	$12,758,000	$(1,523,000)	$(83,000)	$26,318,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(ROUNDED TO THOUSANDS)

	Year Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,000)	$(873,000)
Items not requiring (providing) cash:
Net Amortization of Securities	52,000	47,000
Provision for Loan Losses	9,000	-
Depreciation	68,000	69,000
Deferred Income Tax	2,000	(67,000)
Loss (Gain) on Sale of Foreclosed Assets	(22,000)	14,000
ESOP Expense	75,000	66,000
Net Changes in:
Accrued Interest Receivable	(3,000)	(45,000)
Other Assets	(19,000)	1,350,000
Other Liabilities	108,000	(601,000)
Net Cash Provided by (Used In) Operating Activities	261,000	(40,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit in Other Financial Institutions	(2,971,000)	(2,480,000)
Proceeds from Mautrities of Certificates of Deposit in Other Financial Institutions	1,984,000	248,000
Net Change in FHLB Stock	8,000	(20,000)
Purchase of Securities Available-for-Sale	(777,000)	(7,256,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	1,125,000	901,000
Net Decrease (Increase) in Loans	(2,780,000)	871,000
Purchases of Premises and Equipment	(144,000)	(27,000)
Proceeds from Sale of Foreclosed Assets	130,000	359,000
Net Cash Used In Investing Activities	(3,425,000)	(7,404,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(4,587,000)	(20,392,000)
Purchase of Treasury Stock	(1,523,000)	-
Proceeds from Issuance of Common Stock	-	15,025,000
Net Cash Used in Financing Activities	(6,110,000)	(5,367,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,274,000)	(12,811,000)
Cash and Cash Equivalents at Beginning of Year	12,199,000	25,010,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,925,000	$12,199,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$287,000	$359,000
Income Taxes Paid, Net of Refunds Received	$(55,000)	$(39,000)
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$82,000	$-
Transfer of Foreclosed Assets to Loans	$-	$209,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

notes to CoNsolidated financial statements

DECEMBER 31, 2017 AND 2016

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

Stock Conversion

On August 4, 2015, the Board of Directors of Central Federal adopted a Plan of Conversion, as subsequently amended, providing for Central Federal to convert from a federally chartered mutual savings association into a federally chartered stock savings association and operate as a wholly-owned subsidiary of a newly chartered savings and loan holding company. On January 12, 2016, Central Federal completed the conversion and now operates as a wholly-owned subsidiary of the Company. In connection with the conversion, the Company sold 1,719,250 shares of common stock in a subscription offering at $10.00 per share, including the sale of 143,042 shares to the employee stock ownership plan (“ESOP”) formed by Central Federal in connection with the conversion. In addition, the Company contributed an additional 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation, a charitable organization created by the Company and Central Federal in connection with the conversion and the related stock offering. The cost of the conversion and issuance of common stock was deferred and deducted from the proceeds of the offering. Central Federal incurred conversion costs of $1,425,000.

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The consolidated financial statements as of and for the year ended December 31, 2017 and 2016 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

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

Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Phelps County, Missouri and surrounding areas. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash and balances due from financial institutions and federal funds sold, all of which have an original maturity within 90 days. Cash flows from loans and deposits are reported net.

The Company maintains cash in correspondent bank accounts in amounts which exceed the federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest bearing funds in cash and cash equivalents were $2,527,000 and $10,934,000 as of December 31, 2017 and 2016, respectively. At December 31, 2017, the balance of Company’s cash accounts exceeded federally insured limits by approximately $968,000.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FHLB Stock, at Cost

The Company is a member of the Federal Home Loan Bank of Des Moines (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery at par value. Both cash and stock dividends are reported as income. Management believes no impairment charge was necessary related to the FHLB stock for the years ended December 31, 2017 or 2016.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. The Company has determined the application of guidance in the nonrefundable fees and other costs standard regarding the deferral of loan origination fees and direct loan origination costs, does not have a material effect on its financial statements. As such, these fees and costs have been primarily recognized during the period they are collected and incurred, respectively. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Commercial Business: Commercial business loans generally possess a higher inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company files federal and state income tax returns, and it is not subject to federal or state income tax examinations for taxable years prior to 2014.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01,“Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the accounting standard during the first quarter of 2018, as required. The adoption of the standard did not have a material impact on the Company’s consolidated statements of financial condition or our consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has formed a cross functional committee to oversee the system, data, reporting and other considerations for the purposes of meeting the requirements of this standard. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company elected early adoption of ASU 2017-08 during 2017, and it did not have a significant effect on the consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first in, first out method.

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on net loss.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

note 2 LOSS PER SHARE

Loss per share is based upon the weighted-average shares outstanding. The shares were issued on January 12, 2016. The shares in the Company’s Employee Stock Ownership Plan which have been committed to be released are considered outstanding.

	December 31, 2017	December 31, 2016

Basic and Diluted Loss per Share:
Net Loss	$(9,000)	$(873,000)
Weighted-Average Basic and Diluted Shares Outstanding	1,610,060	1,593,757
Net Loss per Share, Basic and Diluted	$(0.01)	$(0.55)

note 3 Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	December 31,
	2017	2016
Certificates of Deposit at Cost Maturing In:
One Year or Less	$2,481,000	$1,488,000
One Year to Five Years	3,218,000	3,224,000
	$5,699,000	$4,712,000

note 4 sECURITIES

The carrying amount and estimated fair market value of securities classified as available-for-sale are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,994,000	$-	$(111,000)	$4,883,000
Small Business Administration Pools	916,000	-	(31,000)	885,000
Municipal Obligation	406,000	6,000	-	412,000
Federal Home Loan Mortgage Corp. Stock	15,000	25,000	-	40,000
Total	$6,331,000	$31,000	$(142,000)	$6,220,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$5,321,000	$-	$(139,000)	$5,182,000
Small Business Administration Pools	988,000	-	(34,000)	954,000
Municipal Obligation	407,000	-	(4,000)	403,000
Federal Home Loan Mortgage Corp. Stock	15,000	27,000	-	42,000
Total	$6,731,000	$27,000	$(177,000)	$6,581,000

At December 31, 2017, the S&P credit rating of the municipal obligation was an AA+.

There were no securities pledged as collateral at December 31, 2017 and 2016.

During the years ended December 31, 2017 and 2016, the Company did not sell any securities.

The following table indicates amortized cost and estimated fair value of securities available for-sale at December 31, 2017 based upon contractual maturity.

	Amortized Cost	Fair Value
Over Ten Years	$406,000	$412,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,910,000	5,768,000
Equity Securities	15,000	40,000
Total	$6,331,000	$6,220,000

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016 was $5,768,000 and $6,539,000, which is approximately 93% and 99%, respectively, of the Company’s available for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

note 4 sECURITIES (CONTINUED)

The following tables show securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage Backed Securities	$665,000	$(8,000)	$4,218,000	$(103,000)	$4,883,000	$(111,000)
Small Business Administration Pools	-	-	885,000	(31,000)	885,000	(31,000)
Muncipal Obligation	-	-	-	-	-	-
Total	$665,000	$(8,000)	$5,103,000	$(134,000)	$5,768,000	$(142,000)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage Backed Securities	$-	$-	$5,182,000	$(139,000)	$5,182,000	$(139,000)
Small Business Administration Pools	-	-	954,000	(34,000)	954,000	(34,000)
Muncipal Obligation	-	-	403,000	(4,000)	403,000	(4,000)
Total	-	-	$6,539,000	$(177,000)	$6,539,000	$(177,000)

There were no securities with unrealized losses which management believes were other-than-temporarily impaired at December 31, 2017 and 2016.

note 5 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	December 31,
	2017	2016

Commercial Business	$1,285,000	$1,543,000
Commercial and Multi-Family Real Estate	16,503,000	14,428,000
Residential Real Estate	33,753,000	32,999,000
Consumer and Other	683,000	558,000
	52,224,000	49,528,000
Allowance for Loan Losses	(273,000)	(263,000)
Net Deferred Loan Fees	(14,000)	(17,000)
Loans, Net	$51,937,000	$49,248,000

Residential real estate loans at December 31, 2017 and 2016 include loans secured by one-to-four family, non-owner occupied properties of $9,190,000 and $9,493,000, respectively.

At December 31, 2017 and 2016, construction loans were $2,076,000 and $2,736,000, respectively. Loans in process at December 31, 2017 and 2016 were $1,330,000 and $2,299,000, respectively.

note 5 loans and allowance for loan losses (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017 and 2016:

December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Provision for Loan Losses	-	1,000	35,000	3,000	(30,000)	9,000
Loans Charged-Off	-	-	-	(4,000)	-	(4,000)
Recoveries of Loans Previously Charged-Off	-	-	4,000	1,000	-	5,000
Balance at End of Year	$3,000	$38,000	$220,000	$3,000	$9,000	$273,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$19,000	$-	$-	$19,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$38,000	$201,000	$3,000	$9,000	$254,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$101,000	$-		$101,000

Ending Balance: Collectively Evaluated for Impairment	$1,285,000	$16,503,000	$33,652,000	$683,000		$52,123,000

December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at Beginning of Year	$5,000	$30,000	$183,000	$4,000	$39,000	$261,000
Provision for Loan Losses	(2,000)	7,000	(5,000)	-	-	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans Previously Charged-Off	-	-	3,000	-	-	3,000
Balance at End of Year	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$199,000	$-		$199,000

Ending Balance: Collectively Evaluated for Impairment	$1,543,000	$14,428,000	$32,800,000	$558,000		$49,329,000

note 5 loans and allowance for loan losses (continued)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,285,000	$16,349,000	$32,849,000	$683,000	$51,166,000
Special Mention	-	154,000	620,000	-	774,000
Substandard	-		284,000	-	284,000
Total	$1,285,000	$16,503,000	$33,753,000	$683,000	$52,224,000

	Risk Profile by Risk Rating
December 31, 2016	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,540,000	$14,428,000	$32,269,000	$557,000	$48,794,000
Special Mention	3,000	-	118,000	-	121,000
Substandard	-	-	612,000	1,000	613,000
Total	$1,543,000	$14,428,000	$32,999,000	$558,000	$49,528,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
December 31, 2017	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Total Loans

Commercial Business	$1,285,000	$-	$-	$-	$1,285,000
Commerical and Multi-Family Real Estate	16,503,000	-	-	-	16,503,000
Residential Real Estate	33,346,000	306,000	71,000	30,000	33,753,000
Consumer and Other	683,000	-	-	-	683,000
	$51,817,000	$306,000	$71,000	$30,000	$52,224,000

December 31, 2016
Commercial Business	$1,543,000	$-	$-	$-	$1,543,000
Commerical and Multi-Family Real Estate	14,428,000	-	-	-	14,428,000
Residential Real Estate	32,650,000	150,000	-	199,000	32,999,000
Consumer and Other	556,000	2,000	-	-	558,000
	$49,177,000	$152,000	$-	$199,000	$49,528,000

note 5 loans and allowance for loan losses (continued)

Interest income that would have been recorded for the years ended December 31, 2017 and 2016 had nonaccrual loans been current according to their original terms, amounted to $5,000 and $26,000, respectively. Interest income of $2,000 was recognized on nonaccrual loans during the year ended December 31, 2017 and $55,000 was recognized for the year ended December 31, 2016.

The following tables present information related to impaired loans:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans With No Related Allowance Recorded:
Residential Real Estate	$30,000	$32,000	$-	$81,000	$2,000
Total Loans With No Related Allowance Recorded	$30,000	$32,000	$-	$81,000	$2,000

Loans With an Allowance Recorded:
Residential Real Estate	$71,000	$71,000	$19,000	$71,000	$2,000

Total Impaired Loans:
Residential Real Estate	$101,000	$103,000	$19,000	$152,000	$4,000
Total	$101,000	$103,000	$19,000	$152,000	$4,000

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans With No Related Allowance Recorded:
Residential Real Estate	$199,000	$202,000	$-	$271,000	$-
Total Loans With No Related Allowance Recorded	$199,000	$202,000	$-	$271,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	$199,000	$202,000	$-	$271,000	$-
Total	$199,000	$202,000	$-	$271,000	$-

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company had one residential real estate loan in process of foreclosure with a balance of $71,000. At December 31, 2016, there were no residential real estate loans in the process of foreclosure.

Note 6 foreclosed assets

Activity in foreclosed assets is as follows:

	Year Ended December 31,
	2017	2016
Balance at Beginning of Year	$26,000	$608,000
Additions	82,000	-
Loan to Facilitate Sale	-	(209,000)
Proceeds from Sale	(130,000)	(359,000)
Gain (loss) on Sale	22,000	(14,000)
Balance at End of Year	$-	$26,000

Foreclosed assets by property type are as follows:

	Year Ended December 31,
	2017	2016
Residential Real Estate	$-	$26,000
	$-	$26,000

note 7 PREMISES AND EQUIPMENT

Components of premises and equipment are as follows:

	Year Ended December 31,
	2017	2016
Land	$229,000	$229,000
Building and Improvements	1,062,000	1,049,000
Furniture, Fixtures and Equipment	581,000	510,000
	1,872,000	1,788,000
Less: Accumulated Depreciation	1,162,000	1,154,000
Premises and Equipment, Net	$710,000	$634,000

note 8 DEPOSITS

Deposits consist of the following:

	December 31,
	2017	2016
Noninterest-Bearing Demand Deposits	$3,181,000	$3,474,000
Interest-Bearing Demand Deposits	20,498,000	20,630,000
Savings	3,649,000	3,435,000
Certificates of Deposit, $100,000 or more	3,233,000	6,771,000
Certificates of Deposit, less than $100,000	11,075,000	11,913,000
Total	$41,636,000	$46,223,000

Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250,000 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.

note 8 DEPOSITS (ContinuED)

As of December 31, 2017, the scheduled maturities of certificates of deposit are as follows:

December 31, 2017
Certificates of Deposit:
2018	$7,846,000
2019	1,682,000
2020	1,097,000
2021	1,821,000
2022	1,851,000
Thereafter	11,000
Total	$14,308,000

Deposit interest expense consisted of the following:

	Year Ended December 31,
	2017	2016

NOW and Money Market Deposit Accounts	$104,000	$110,000
Savings	12,000	11,000
Certificates of Deposit	171,000	238,000
Total	$287,000	$359,000

NOTE 9 federal home loan bank and federal Reserve Bank advances

The Company has entered into an Advances, Pledges, and Security Agreement with the FHLB whereby mortgage loans have been pledged with a maximum borrowing capacity of $27,054,000 and $20,504,000 at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company did not have any advances.

The Company has entered into a Borrower in Custody Arrangement with the Federal Reserve Bank of St. Louis (FRB). The Company has pledged commercial and consumer loans of approximately $5,741,000 and $4,189,000 at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company did not have any advances from the FRB.

The Company has overnight borrowing capacity of $3 million in place with Zion Bank. At December 31, 2017 and 2016, the Company did not have any advances from Zion Bank.

note 10 Related party transactions

In the ordinary course of business, the Company has granted loans to officers, directors, and their affiliates (related parties). Activity associated with loans made to related parties are as follows:

	December 31,
	2017	2016

Balance at Beginning of Year	$3,255,000	$2,198,000
Change in Related Parties	-	-
New Loans and Advances	120,000	1,893,000
Repayments	(437,000)	(836,000)
Balance at End of Year	$2,938,000	$3,255,000

note 10 Related party transactions (CONTINUED)

Deposits from related parties held by the Company were $1,777,000 and $1,574,000 at December 31, 2017 and 2016, respectively.

note 11 INCOME TAXES

The income tax benefit includes these components:

	2017	2016

Taxes currently payable (receivable)	$(7,000)	$8,000
Adjustment of deferred tax asset or liability for enacted changes in tax laws	39,000	-
Deferred income taxes	(37,000)	(67,000)
	$(5,000)	$(59,000)

A reconciliation of income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	2017	2016

Computed at the statutory rate (34%)	$(5,000)	$(317,000)
Increase (decrease) resulting from
Graduated tax rates	2,000	12,000
Tax exempt income	(4,000)	(4,000)
State tax, net of federal tax benefit	8,000	5,000
Deductible organization costs	(21,000)	(21,000)
Increase (decrease) in valuation allowance	-	236,000
Tax rate differential on valuation allowance	-	32,000
Adjustment of deferred tax asset or liability for enacted changes in tax laws	39,000	-
Other	(24,000)	(2,000)
	$(5,000)	$(59,000)
Effective tax rate	35.7%	6.3%

On December 22, 2017, the Tax Cuts and Jobs Act legislation was enacted, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018, as well as other changes. As a result of enactment of the legislation, the Company incurred an additional one-time income tax expense of $39,000 during the fourth quarter of fiscal year 2017, primarily related to the remeasurement of certain deferred tax assets and liabilities. The new legislation is complex and requires significant detailed analysis. We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U.S. Securities and Exchange Commission.

note 11 INCOME TAXES (CONTINUED)

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	2017	2016
Deferred tax assets
Allowance for loan losses	$67,000	$79,000
ESOP contribution	10,000	6,000
Deferred loan fees	3,000	5,000
Unrealized losses on securities available-for-sale	28,000	45,000
Nonaccrual loan interest	1,000	1,000
Charitable contribution carryforwards	166,000	236,000
Net operating loss carryforward	66,000	66,000
	341,000	438,000
Deferred tax liabilities
Accumulated depreciation	(9,000)	(9,000)
Other	(12,000)	(19,000)
	(21,000)	(28,000)
Net deferred tax asset before valuation allowance	320,000	410,000
Valuation allowance
Beginning balance	(236,000)	-
Adjustment of valuation allowance for enacted changes in tax laws	71,000	-
(Increase) decrease during the period	-	(236,000)
Ending balance	(165,000)	(236,000)
Net deferred tax asset	$155,000	$174,000

At December 31, 2017, the Company had approximately $300,000 of net operating loss carry forward that will begin to expire in 2036.

In connection with the offering of common stock, in 2016 the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of $787,700. For Federal income tax purpose, the deduction for charitable contributions is subject to certain annual limitations with unused contributions carried forward five years subject to the same annual limitations.

At December 31, 2017 and 2016, the Company had recorded a valuation allowance against the entire deferred tax asset related to this contribution carryforward. The Company has determined it is more likely than not that this deferred tax asset will not be realized.

Retained earnings includes certain tax bad debt reserves for which no deferred income tax liability has been recognized. These reserves represent an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to income taxes at the then prevailing corporate rate.

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,
	2017	2016
Commitments to Extend Credit	$3,759,000	$2,760,000
Standby Letters of Credit	-	-
	$3,759,000	$2,760,000

Range of Rates on Fixed Rate Commitments	2.00-6.00%	2.00-4.75%

note 12 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

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

NOTE 13 EMPLOYEE BENEFITS

On January 12, 2016, the Company announced the formation of the ESOP, a non-contributory plan for its employees. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.

The ESOP was originally established and funded with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $75,000 and $66,000 for the year ended December 31, 2017 and 2016, respectively.

A summary of Central Federal’s ESOP is as follows at December 31, 2017 and 2016:

	2017	2016
Allocated Shares	5,720	-
Shares released for Allocation	5,720	5,720
Unallocated Shares	131,602	137,322
Total ESOP Shares	143,042	143,042

Fair value of unallocated shares at December 31	$1,829,000	$1,751,000

At December 31, 2017, the fair value of the 11,440 shares allocated or released for allocation under the ESOP was $159,000 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $1,988,000.

The Company previously offered a Savings Incentive Match Plan (SIMPLE IRA) plan for full-time employees, under which a participant could elect to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The Company made matching contributions to participants as defined by the plan of $19,000 and $10,000 for the years ended December 31, 2017 and 2016, respectively. There were no vesting requirements.

note 14 REGULATORY MATTERS

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

As of December 31, 2017, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 2017 and 2016, that the Company met all its capital adequacy requirements.

Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to Risk Weighted Assets	$20,759,000	51.5%	$3,226,400	8.0%	$4,033,000	10.0%

Tier I Capital to Risk Weighted Assets	20,597,000	51.1%	2,419,800	6.0%	3,226,400	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	20,597,000	51.1%	1,814,850	4.5%	2,621,450	6.5%

Tier I Capital to Average Assets	20,597,000	30.2%	2,731,480	4.0%	3,414,350	5.0%

December 31, 2016
Total Capital to Risk Weighted Assets	$20,628,000	53.5%	$3,082,000	8.0%	$3,853,000	10.0%

Tier I Capital to Risk Weighted Assets	20,366,000	52.9%	2,312,000	6.0%	3,082,000	8.0%

Common Equity Tier I Capital to Risk Weighted Assets	20,366,000	52.9%	1,734,000	4.5%	2,504,000	6.5%

Tier I Capital to Average Assets	20,366,000	27.0%	3,014,000	4.0%	3,767,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On April 5, 2017, the Company announced that its Board of Directors adopted a stock repurchase program, under which the Company is authorized to repurchase up to 178,802 shares of its common stock, or approximately 10% of the current outstanding shares. As of December, 31, 2017, the Company had repurchased 112,100 shares.

note 15 FAIR VALUE MEASUREMENTS

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Securities Available-for-Sale:
Mortgage Backed Securities	$-	4,883,000	$-	$4,883,000
Small Business Administration Pools	-	885,000	-	885,000
Municipal Obligation	-	412,000	-	412,000
Federal Home Loan Mortgage Corp. Stock	40,000	-	-	40,000
	$40,000	$6,180,000	$-	$6,220,000
December 31, 2016
Securities Available-for-Sale:
Mortgage Backed Securities	$-	$5,182,000	$-	$5,182,000
Small Business Administration Pools	-	954,000	-	954,000
Municipal Obligation	-	403,000	-	403,000
Federal Home Loan Mortgage Corp. Stock	42,000	-	-	42,000
	$42,000	$6,539,000	$-	$6,581,000

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

note 15 FAIR VALUE MEASUREMENTS (CONTINUED)

Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities for which quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds for which no price is observable or may compile prices from various sources. Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, among other factors.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:

	Level 1	Level 2	Level 3
December 31, 2017
Impaired Loans	$-	$-	$82,000
December 31, 2016
Impaired Loans	$-	$-	$-

The impaired loans above that required Level 3 adjustments during 2017 consisted of specific valuation allowances of $19,000. There were no impairment losses on impaired loans in 2016.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of December 31, 2017, and December 31, 2016:

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

The following disclosures represent financial instruments in which the ending balances at December 31, 2017 and 2016 are not carried at fair value in their entirety on the statements of financial condition.

Cash and Cash Equivalents and Accrued Interest Receivable

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

Deposits and Accrued Interest Payable

The fair values of demand deposits are, by definition, equal to the amount payable on demand at the balance sheet date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. Accrued interest payable carrying amount approximates its fair value.

Off-Balance-Sheet Credit-Related Instruments

Off-Balance-Sheet Credit Related Instrument commitments are generally of a short-term nature. The contract amount of such commitments approximates their fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 16 fair value OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$2,925,000	$2,925,000	$12,199,000	$12,199,000	1
Certificates of Deposit in Other Financial
Institutions	5,699,000	5,699,000	4,712,000	4,712,000	2
FHLB Stock	89,000	89,000	97,000	97,000	2
Loans, net	51,937,000	51,788,000	49,248,000	49,235,000	3
Accrued Interest Receivable	163,000	163,000	160,000	160,000	2
Financial Liabilities:
Deposits	41,636,000	41,430,000	46,223,000	46,156,000	3
Accrued Interest Payable	-	-	1,000	1,000	2

NOTE 17 PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following parent only balance sheets, statements of earnings and statements of cash flows for Central Federal Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

Statement of Financial Condition

	December 31, 2017	December 31, 2016
Assets

Cash and Cash Equivalents	$4,387,000	$6,030,000
Investment in Subsidiary	20,486,000	20,262,000
ESOP Note Receivable	1,355,000	1,392,000
Other Assets	173,000	70,000
Total Assets	$26,401,000	$27,754,000

Liabilities and Stockholders' Equity

Other Liabilitites	$83,000	$1,000
Common Stock	18,000	18,000
Additional Paid-In Capital	16,464,000	16,446,000
Treasury Stock	(1,523,000)	-
Common Stock Aquired by ESOP	(1,316,000)	(1,373,000)
Accumulated Other Comprehensive Loss	(83,000)	(105,000)
Retained earnings - Substantially Restricted	12,758,000	12,767,000
Total Stockholders' Equity	26,318,000	27,753,000
Total Liabilities and Stockholder's Equity	$26,401,000	$27,754,000

NOTE 17 PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

	For Year Ended	For Year Ended
	December 31, 2017	December 31, 2016
Statement of Operations

Interest Income on ESOP Note Receivable	$48,000	$48,000
Income in Subsidiary	128,000	107,000
Total Income	176,000	155,000

Noninterest Expense	258,000	340,000
Contribution to Charitable Foundation	-	788,000
Total Expenses	258,000	1,128,000

Loss before income taxes	(82,000)	(973,000)
Income Tax Benefit	(73,000)	(100,000)
Net Income (Loss)	$(9,000)	$(873,000)

	For Year Ended	For Year Ended
	December 31, 2017	December 31, 2016

Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(9,000)	$(873,000)
Adjustment to Reconcile Net Loss to Cash
Provided by Operating Activities:
Income in Subsidiary	(128,000)	(107,000)
Increase in Other Assets	(103,000)	(70,000)
Increase in Other Liabilities	82,000	1,000
Net cash used for operating activities	(158,000)	(1,049,000)
Cash Flows from Investing Activities:
Repayment of ESOP Loan	38,000	38,000
Capital Contribution to Subsidiary	-	(7,984,000)
Net cash provided by (used for) investing activities	38,000	(7,946,000)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	15,025,000
Purchase of Treasury Stock	(1,523,000)	-
Net Cash provided by (Used In) Financing Activities	(1,523,000)	15,025,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,643,000)	6,030,000
Cash and Cash Equivalents at Beginning of Year	6,030,000	-
Cash and Cash Equivalents at End of Year	$4,387,000	$6,030,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: March 28, 2018	By:	/s/ William A. Stoltz
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

Signature	Title	Date

/s/ William A. Stoltz	President and Chief Executive Officer	March 28, 2018
William A. Stoltz	(principal executive officer)

/s/ Angela E. Medwick	Chief Financial Officer	March 28, 2018
Angela E. Medwick	(principal financial and accounting officer)

/s/ Michael E. Estey	Chairman of the Board of Directors and Director	March 28, 2018
Michael E. Estey

/s/ Stephen L. Bowles	Director	March 28, 2018
Stephen L. Bowles

/s/ Jeffrey L. McKune	Director	March 28, 2018
Jeffrey L. McKune

/s/ Larry D. Thomas	Director	March 28, 2018
Larry D. Thomas

/s/ James R. Sowers	Director	March 28, 2018
James R. Sowers

/s/ Robert R. Thompson	Director	March 28, 2018
Robert R. Thompson

/s/ John D. Wiggins	Director	March 28, 2018
John D. Wiggins

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)

3.2	Bylaws of Central Federal Bancshares, Inc.(1)

4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)

10.3	Central Federal Bancshares, Inc. 2017 Equity Incentive Plan*(3)

14.1	Code of Ethics(4)

21.1	Subsidiaries

24.1	Power of Attorney (included on signature pages)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Financial Statements

*	Management contract or compensatory agreement or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the Securities and Exchange Commission on September 11, 2015.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders filed on April 7, 2017 (File No. 000-55553).

(4)	Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.

