Form 10-Q
period 2018-03-31
Central Federal Bancshares, Inc
filed 2018-05-14
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

YES [  ] NO [X]

As of May 10, 2018, there were 1,660,220 shares of common stock outstanding.

Central Federal Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$3,257,000	$2,049,000
Federal Funds Sold	1,137,000	876,000
Cash and Cash Equivalents	4,394,000	2,925,000
Certificates of Deposit in Other Financial Institutions	3,963,000	5,699,000
Securities Available-for-Sale at Fair Value	5,841,000	6,220,000
Federal Home Loan Bank (FHLB) Stock, at Cost	82,000	89,000
Loans, Net of Allowance for Loan Losses of $258,000 and $273,000 at March 31, 2018 and December 31, 2017	52,249,000	51,937,000
Foreclosed Assets	71,000	-
Premises and Equipment, Net	696,000	710,000
Accrued Interest Receivable	155,000	163,000
Other Assets	444,000	346,000
Total Assets	$67,895,000	$68,089,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,146,000	$3,181,000
Interest-Bearing	38,432,000	38,455,000
Total Deposits	41,578,000	41,636,000
Other Liabilities	202,000	135,000
Total Liabilities	41,780,000	41,771,000
Redeemable Common Stock Held By Employee Stock Ownership Plan (“ESOP”)	179,000	179,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 shares issued; 1,670,220 and 1,675,920 shares outstanding at March 31, 2018 and December 31, 2017, respectively	18,000	18,000
Retained Earnings - Substantially Restricted	12,726,000	12,758,000
Additional Paid-In Capital	16,469,000	16,464,000
Treasury Stock, at cost; 117,800 and 112,100 shares at March 31, 2018 and December 31, 2017, respectively	(1,604,000)	(1,523,000)
Common Stock Acquired by Employee Stock Ownership Plan (“ESOP”)	(1,302,000)	(1,316,000)
Accumulated Other Comprehensive Income (Loss)	(192,000)	(83,000)
Total Stockholders’ Equity	26,115,000	26,318,000
Less Maximum cash obligation related to ESOP shares	179,000	179,000
Total Stockholders’ Equity Less Maximum Cash Obligations Related to ESOP shares	25,936,000	26,139,000
Total Liabilities and Stockholders’ Equity	$67,895,000	$68,089,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

(rounded to thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$562,000	$538,000
Securities and Other	65,000	71,000
Total Interest Income	627,000	609,000
INTEREST EXPENSE
Deposits	65,000	81,000
Total Interest Expense	65,000	81,000
NET INTEREST INCOME	562,000	528,000
PROVISION FOR LOAN LOSSES	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	562,000	528,000
NONINTEREST INCOME
Customer Service Fees	21,000	18,000
Unrealized Loss on Equity Securities	(18,000)	-
Other Income	1,000	8,000
Total Noninterest Income	4,000	26,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	321,000	314,000
Data Processing and Other Outside Services	88,000	79,000
FDIC Insurance and Regulatory Assessment	14,000	14,000
Occupancy and Equipment	51,000	44,000
Legal and Professional Services	95,000	107,000
Supplies, Telephone, and Postage	10,000	10,000
Expense (Income) from Foreclosed Assets, net	9,000	(9,000)
Other	27,000	27,000
Total Noninterest Expense	615,000	586,000
INCOME (LOSS) BEFORE INCOME TAXES	(49,000)	(32,000)
INCOME TAX EXPENSE (BENEFIT)	1,000	(16,000)
NET INCOME (LOSS)	$(50,000)	$(16,000)

Common share data
Basic and diluted Income (Loss) per share	$(0.03)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(rounded to thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
NET LOSS	$(50,000)	$(16,000)
Other Comprehensive Income (Loss):
Unrealized Losses on Debt Securities Available-for-Sale	(122,000)	(8,000)
Income Tax Benefit	(31,000)	-
Total Other Comprehensive Loss, net of tax	(91,000)	(8,000)
TOTAL COMPREHENSIVE LOSS	$(141,000)	$(24,000)

See Accompanying Notes to Consolidated Financial Statements

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

(rounded to thousands)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(50,000)	$(16,000)
Items not requiring (providing) cash:
Net Amortization of Securities	10,000	14,000
Provision for Loan Losses	-	-
Depreciation	18,000	14,000
Gain on Sale of Foreclosed Assets	-	(11,000)
ESOP Expense	19,000	18,000
Loss on Equity Securities	18,000	-
Net Changes in:
Accrued Interest Receivable	8,000	(1,000)
Other Assets	(67,000)	46,000
Other Liabilities	67,000	80,000
Net Cash Provided by Operating Activities	23,000	144,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit in Other Financial Institutions	-	(1,984,000)
Proceeds from Maturities of Certificates of Deposit in Other Financial Institutions	1,736,000	-
Net Change in FHLB Stock	7,000	8,000
Purchase of Securities Available-for-Sale	-	(777,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	229,000	302,000
Net Increase in Loans	(383,000)	(943,000)
Purchases of Premises and Equipment	(4,000)	(51,000)
Proceeds from Sale of Foreclosed Assets	-	37,000
Net Cash Provided by (Used In) Investing Activities	1,585,000	(3,408,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(58,000)	(1,067,000)
Purchase of Treasury Stock	(81,000)	-
Net Cash Used in Financing Activities	(139,000)	(1,067,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,469,000	(4,331,000)
Cash and Cash Equivalents at Beginning of Period	2,925,000	12,199,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,394,000	$7,868,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$65,000	$76,000
Income Taxes Paid, Net of Refunds Received	$-	$(57,000)
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$71,000	$82,000

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2018, and the results of operations and cash flows for the periods ended March 31, 2018 and 2017 and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Central Federal Bancshares, Inc. for the year ended December 31, 2017, contained in the 2017 Annual Report on Form 10-K filed with the SEC on March 28, 2018.

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

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01,” Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The Company adopted the accounting standard during the first quarter of 2018, as required. The adoption of the standard resulted in a cumulative – effect adjustment that increased retained earnings by $18,000 with offsetting adjustment to AOCI.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition Accounting Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment that clarifies the principles for recognizing revenue and establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cashflows arising from the entity’s contracts to provide goods or services to customers. Most of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, investments and letters of credit. Service charges on deposit accounts, representing general services fees for monthly account maintenance, and transaction-based fee revenue is recognized when our performance is completed which is generally monthly.

ASU 2014-09 became effective for us on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first in, first out method.

Reclassification

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on net loss.

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

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted Income (Loss) per Share:

Net Loss	$(50,000)	$(16,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,543,084	1,652,915

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.01)

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 3 Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
Less than One Year	$497,000	$2,481,000
One Year to Five Years	3,466,000	3,218,000
	$3,963,000	$5,699,000

note 4 sECURITIES

The carrying amount and estimated fair value of available-for-sale debt securities are summarized as follows:

	March 31, 2018 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,791,000	$-	$(209,000)	$4,582,000
Small Business Administration (“SBA”) Pools	881,000	-	(41,000)	840,000
Muncipal Obligation	405,000	-	(8,000)	397,000
Total	$6,077,000	$-	$(258,000)	$5,819,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,994,000	$-	$(111,000)	$4,883,000
Small Business Administration (“SBA”) Pools	916,000	-	(31,000)	885,000
Muncipal Obligation	406,000	6,000	-	412,000
Total	$6,316,000	$6,000	$(142,000)	$6,180,000

The following table indicates amortized cost and the estimated fair value of available-for-sale debt securities as of March 31, 2018 based upon contractual maturity.

	Amortized Cost	Fair Value
	(Unaudited)
Over Ten Years	$405,000	$397,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,672,000	5,422,000
Total	$6,077,000	$5,819,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 4 sECURITIES (CONTINUED)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017 was $5,819,000 and $5,768,000, which is approximately 100% and 93%, respectively, of the Company’s available for-sale debt securities portfolio. These declines primarily resulted from changes in market interest rates.

The following tables show securities with gross unrealized losses at March 31, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2018 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage Backed Securities	$-	$-	$4,582,000	$(209,000)	$4,582,000	$(209,000)
Small Business Administration Pools	-	-	840,000	(41,000)	840,000	(41,000)
Muncipal Obligation	-	-	397,000	(8,000)	397,000	(8,000)
Total	$-	$-	$5,819,000	$(258,000)	$5,819,000	$(258,000)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage Backed Securities	$665,000	$(8,000)	$4,218,000	$(103,000)	$4,883,000	$(111,000)
Small Business Administration Pools	-	-	885,000	(31,000)	885,000	(31,000)
Muncipal Obligation	-	-	-	-	-	-
Total	$665,000	$(8,000)	$5,103,000	$(134,000)	$5,768,000	$(142,000)

There were no debt securities with unrealized losses which management believes were other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 4 sECURITIES (CONTINUED)

The carrying amount and estimated fair value of equity securities are shown below:

	March 31, 2018 (Unaudited)
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$7,000	-	$22,000
Total	$15,000	$7,000	$-	$22,000

	December 31, 2017
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$25,000	-	$40,000
Total	$15,000	$25,000	$-	$40,000

Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported in AOCI, net of tax. On January 1, 2018, the unrealized gain was reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. Net losses recognized during the three months ended March 31, 2018 amounted to $18,000, all of which was unrealized as securities were still held at March 31, 2018.

There were no securities pledged as collateral at March 31, 2018 and December 31, 2017.

During the three-month period ended March 31, 2018 and 2017, the Company did not sell any securities.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 5 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Commercial Business	$1,336,000	$1,285,000
Commercial and Multi-Family Real Estate	16,898,000	16,503,000
Residential Real Estate	33,528,000	33,753,000
Consumer and Other	758,000	683,000
	52,520,000	52,224,000
Allowance for Loan Losses	(258,000)	(273,000)
Net Deferred Loan Fees	(13,000)	(14,000)
Loans, Net	$52,249,000	$51,937,000

Residential real estate loans at March 31, 2018 and December 31, 2017 include loans secured by one- to four-family, non-owner-occupied properties of $8,437,000 and $9,190,000, respectively.

At March 31, 2018 and December 31, 2017, construction loan commitments were $2,080,000 and $2,076,000, respectively. Undisbursed loans in process at March 31, 2018 and December 31, 2017 were $883,000 and $1,330,000, respectively.

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

Consumer and Other: The consumer and other loan portfolio segment is usually comprised of many small loans scheduled to be amortized over a specific period. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2018. Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018.

MARCH 31, 2018 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance January 1, 2018	$3,000	$38,000	$220,000	$3,000	$9,000	$273,000
Provision for Loan Losses	-	2,000	(5,000)	1,000	2,000	-
Loans Charged-Off	-	-	(16,000)	-	-	(16,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance March 31, 2018	$3,000	$40,000	$200,000	$4,000	$11,000	$258,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$3,000	$40,000	$200,000	$4,000	$11,000	$258,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$29,000	$-		$29,000

Ending Balance: Collectively Evaluated for Impairment	$1,336,000	$16,898,000	$33,499,000	$758,000		$52,491,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2017:

March 31, 2017 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance January 1, 2017	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Provision for Loan Losses	(1,000)	2,000	8,000	1,000	(10,000)	-
Loans Charged-Off	-	-	-	(1,000)	-	(1,000)
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance March 31, 2017	$2,000	$39,000	$190,000	$3,000	$29,000	$263,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$2,000	$39,000	$190,000	$3,000	$29,000	$263,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method at December 31, 2017.

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

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
March 31, 2018 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,336,000	$16,626,000	$32,660,000	$758,000	$51,380,000
Special Mention	-	272,000	566,000	-	838,000
Substandard	-	-	302,000	-	302,000
Total	$1,336,000	$16,898,000	$33,528,000	$758,000	$52,520,000

	Risk Profile by Risk Rating
December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,285,000	$16,349,000	$32,849,000	$683,000	$51,166,000
Special Mention	-	154,000	620,000	-	774,000
Substandard	-	-	284,000	-	284,000
Total	$1,285,000	$16,503,000	$33,753,000	$683,000	$52,224,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
March 31, 2018 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,336,000	$-	$-	$-	$1,336,000
Commercial and Multi-Family Real Estate	16,898,000	-	-	-	16,898,000
Residential Real Estate	32,831,000	579,000	89,000	29,000	33,528,000
Consumer and Other	758,000		-	-	758,000
	$51,823,000	$579,000	$89,000	$29,000	$52,520,000

December 31, 2017

Commercial Business	$1,285,000	$-	$-	$-	$1,285,000
Commercial and Multi-Family Real Estate	16,503,000	-	-	-	16,503,000
Residential Real Estate	33,346,000	306,000	71,000	30,000	33,753,000
Consumer and Other	683,000	-	-	-	683,000
	$51,817,000	$306,000	$71,000	$30,000	$52,224,000

Interest income that would have been recorded for the three months ended March 31, 2018 and 2017 had nonaccrual loans been current according to their original terms amounted to $0 and $1,000, respectively. There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2018. Interest income recognized for the three months ended March 31,2017 was $1,000.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

The following tables present information related to impaired loans:

March 31, 2018 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Residential Real Estate	29,000	31,000	-
Total Loans With No Related Allowance Recorded	$29,000	$31,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	29,000	31,000	-
Total	$29,000	$31,000	$-

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Residential Real Estate	$30,000	$32,000	$-
Total Loans With No Related Allowance Recorded	$30,000	$32,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$71,000	$71,000	$19,000

Total Impaired Loans:
Residential Real Estate	$101,000	$103,000	$19,000
Total	$101,000	$103,000	$19,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

	Three Months Ended
March 31, 2018 (Unaudited)	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Residential Real Estate	$30,000	-
Total Loans With No Related Allowance Recorded	$30,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$18,000	$-

Total Impaired Loans:
Residential Real Estate	$48,000	-
Total	$48,000	$-

March 31, 2017 (Unaudited)	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Residential Real Estate	$158,000	$1,000
Total Loans With No Related Allowance Recorded	$158,000	$1,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-

Total Impaired Loans:
Residential Real Estate	$158,000	$1,000
Total	$158,000	$1,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the three months ended March 31, 2018 and 2017.

Note 6 foreclosed assets

Activity in foreclosed assets is as follows:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Balance Beginning of Period	$-	$26,000
Additions	71,000	82,000
Proceeds from Sale, Net	-	(37,000)
Gain (Loss) on Sale	-	11,000
Balance at End of Period	$71,000	$82,000

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Commitments to Extend Credit	$3,664,000	$3,759,000
Standby Letters of Credit	-	-
Total	$3,664,000	$3,759,000
Range of Rates on Fixed Rate Commitments	2.00-6.00%	2.00-6.00%

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

Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments for the three months ended March 31, 2018.

note 8 income taxes

At March 31, 2018, the Company had approximately $300,000 of net operating loss carry forward that will begin to expire in 2036. In connection with the offering of common stock in 2016 the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of $787,700. For Federal income tax purposes, the deduction for charitable contributions is subject to certain annual limitations with unused contributions carried forward five years subject to the same annual limitations.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 8 income taxes (CONTINUED)

At March 31, 2018 and December 31, 2017, the Company had recorded a valuation allowance against the entire deferred tax asset related to this contribution carryforward. The Company has determined it is more likely than not that this deferred tax asset will not be realized.

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

As of March 31, 2018, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain the minimum amounts and ratios set forth in the following table. Management believes, as of March 31, 2018 and December 31, 2017, that Central Federal met all its capital adequacy requirements.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

Note 9 STOCK HOLDERS’ EQUITY AND REGULATORY MATTERS (CONTINUED)

Applicable capital adequacy requirements and Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018 (Unaudited)
Total Capital to Risk Weighted Assets	$20,892,000	51.3%	$3,258,000	8.0%	$4,072,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,634,000	50.7%	2,443,000	6.0%	3,258,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	20,634,000	50.7%	1,832,000	4.5%	2,647,000	6.5%

Tier 1 Capital to Average Assets	20,634,000	30.2%	2,737,000	4.0%	3,421,000	5.0%

December 31, 2017
Total Capital to Risk Weighted Assets	$20,759,000	51.5%	$3,226,000	8.0%	$4,033,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,597,000	51.1%	2,420,000	6.0%	3,226,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	20,597,000	51.1%	1,815,000	4.5%	2,621,000	6.5%

Tier 1 Capital to Average Assets	20,597,000	30.2%	2,731,000	4.0%	3,414,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On April 5, 2017, the Company announced that its Board of Directors adopted a stock repurchase program, under which the Company is authorized to repurchase of up to 178,802 shares of its common stock, or approximately 10% of the current outstanding shares. As of March 31, 2018, the Company had repurchased 117,800 shares.

NOTE 10 EMPLOYEE STOCK OWNERSHIP PLAN (“esop”)

On January 12, 2016, the Company announced Central Federal’s establishment of the ESOP, a non-contributory pension benefit plan for its employees. All employees of Central Federal meeting certain tenure requirements are entitled to participate in the ESOP.

The ESOP was originally established and funded with Central Federal’s purchase of 143,042 shares of common stock, which was purchased using a loan from the Company consisting of proceeds from the offering completed on January 12, 2016. Central Federal is making quarterly payments to the Company of principal and interest over a term of 100 quarters, and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee of the ESOP holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $19,000 and $18,000 for the three months ended March 31, 2018 and 2017, respectively.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 10 EMPLOYEE STOCK OWNERSHIP PLAN (“esop”) (CONTINUED)

A summary of the shares held by the ESOP is as follows at March 31, 2018:

Three Months Ended
March 31, 2018
(Unaudited)
Allocated Shares	11,440
Shares released for Allocation	1,430
Unallocated Shares	130,172
Total ESOP Shares	143,042

Fair value of unallocated shares	$1,809,391

At March 31, 2018, the fair value of the 12,870 shares allocated, or released for allocation, held by the ESOP was $179,000 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $1,988,000.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2018 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$4,582,000	$-	$4,582,000
Small Business Administration Pools	-	840,000	-	840,000
Municipal Obligation	-	397,000	-	397,000
Federal Home Loan Mortgage Corp. Stock	22,000	-	-	22,000
	$22,000	$5,819,000	$-	$5,841,000

December 31, 2017
Securities Available-for-Sale
Mortgage Backed Securities	$-	$4,883,000	$-	$4,883,000
Small Business Administration Pools	-	885,000	-	885,000
Municipal Obligation	-	412,000	-	412,000
Federal Home Loan Mortgage Corp. Stock	40,000	-	-	40,000
	$40,000	$6,180,000	$-	$6,220,000

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

NOTE 11 FAIR VALUE MEASUREMENTS (CONTINUED)

Net impairment losses, including charge-offs or allocated losses related to nonrecurring fair value measurements of certain assets, for the periods ended March 31, 2018 and December 31, 2017 consisted of the following:

	Level 1	Level 2	Level 3
March 31, 2018 (Unaudited)
Impaired Loans	$-	$-	$-
December 31, 2017
Impaired Loans	$-	$-	$71,000

The impaired loan above that required Level 3 adjustments during 2017 consisted of a specific valuation allowance of $19,000.

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

NOTE 12 fair value OF FINANCIAL INSTRUMENTS

A new requirement regarding the disclosure of fair value of financial instruments carried at amortized cost under Accounting Standards Codification (ASC) Topic 825, to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments “Financial Instruments,” requires a change in how the fair value is determined. Instead of permitting the use of entrance pricing, exit pricing must be used to determine fair value.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2018		December 31, 2017
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$4,394,000	$4,394,000	$2,925,000	$2,925,000	1
Certificates of Deposit in Other
Financial Institutions	3,963,000	3,963,000	5,699,000	5,699,000	2
FHLB Stock	82,000	82,000	89,000	89,000	2
Loans, net	52,249,000	51,596,000	51,937,000	51,788,000	3
Accrued Interest Receivable	155,000	155,000	163,000	163,000	2
Financial Liabilities:
Deposits	41,578,000	41,273,000	41,636,000	41,430,000	3
Accrued Interest Payable	6,000	6,000	-	-	2

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

Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

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

We continue to explore ways to service our customers and their needs in order to be a full-service banking institution. The results of our operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on interest-earning assets, primarily loans, and interest we pay on interest-bearing liabilities, consisting of deposits. The interest income we generate is based on the origination of commercial, mortgage and consumer loans. Our primary source of funding is deposits. The largest expenses we incur are associated with salaries and related employee benefits. It is critical for Central Federal to maintain appropriate regulatory leverage and risk-based capital ratios.

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

Foreclosed Assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in our financial statements.

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

We did not have sufficient taxable income to be able to fully deduct the contribution in the year in which it is made and may not have sufficient taxable income to fully deduct the contribution during the five-year carryover period permitted under the Internal Revenue Code. We estimated that we will not be able to fully utilize the carryover, and in the second quarter of 2016, we established a valuation allowance related to the entire deferred tax asset related to the contribution as it is not deemed to be realizable. This determination was based primarily upon the effect of anticipated costs related to operation as a publicly traded company and their effect on future taxable income. The creation of the valuation allowance does not have an effect on the Company’s cash flows and may be recoverable in subsequent periods if the Company were to realize certain sustainable future taxable income. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgements in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview. We had a net loss of $50,000 for the three months ended March 31, 2018 as compared to a net loss of $16,000 for the three months ended March 31, 2017. The $34,000, or 212.5%, increase in net loss between the periods was primarily a result of recognizing the change in fair value of the equity security from January 1, 2018 and March 31, 2018, and in addition, expenses from foreclosed assets were $9,000 for the three months ended March 31, 2018 as compared to income of $9,000 for the three months ended March 31, 2017.

Net Interest Income. Net interest income increased by $34,000, or 6.4%, to $562,000 for the three months ended March 31, 2018 from $528,000 for the three months ended March 31, 2017. Interest income on loans increased by $24,000 from the three months ended March 31, 2017 to the three months ended March 31, 2018, and interest expense on deposits decreased by $16,000 during that same period. In addition, securities and other interest income decreased by $6,000 due to decreased investment in available-for-sale securities and certificates of deposits in other financial institutions. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $24,000, or 4.5%, increase in interest income on loans, is primarily the result of the loan volume increase of $2.1 million, or 4.2%, from $50.0 million for the three months ended March 31, 2017 to $52.1 million for the three months ended March 31, 2018.

The $16,000, or 19.8%, decrease in interest expense on deposits was due to a decrease in the average rate on deposits of 9 basis points and a $3.9 million, or 9.2%, decrease in the average balance of interest-bearing deposits from $42.2 million for the three months ended March 31, 2017 to $38.3 million for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (including fees)	$52,131	$562	4.31%	$50,020	$538	4.30%
Securities and other interest bearing assets (1)	13,636	65	1.91%	21,133	71	1.34%
Total interest-earning assets	65,767	627	3.81%	71,153	609	3.42%
Non-interest-earning assets	2,179			2,288
Allowance for loan losses	(261)			(263)
Total assets	$67,685			$73,178

Interest-bearing liabilities:
Certificates of deposit	$14,347	35	0.98%	$18,580	53	1.14%
Savings	3,700	3	0.32%	3,688	3	0.33%
Money Market	9,967	13	0.52%	8,964	12	0.54%
Interest-bearing DDA	10,280	14	0.54%	10,949	13	0.47%
Total interest-bearing deposits	38,294	65	0.68%	42,181	81	0.77%
Non-interest-bearing deposits	2,738			3,189
Other non-interest-bearing liabilities	269			58
Total liabilities	41,301			45,428
Total stockholders’ equity	26,384			27,750
Total liabilities and stockholders’ equity	$67,685			$73,178

Net interest income		$562			$528
Net interest rate spread (2)			3.13%			2.65%
Net interest-earning assets (3)	$27,473			$28,972
Net interest margin (4)		3.42%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities	171.7%			168.7%

(1) Includes municipal obligations with an average balance and interest income of $412,000 and $3,000, respectively.

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

We had no provision for loan losses for the three months ended March 31, 2018 and 2017.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at March 31, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Customer service fees and other income remained virtually unchanged for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease in noninterest income is primarily due to recognizing the change in fair value of the equity security from January 1, 2018 to March 31, 2018, because of the implementation of FASB ASU 2016-01. The fair value of the equity security remains $7,000 above the book value as March 31, 2018.

Noninterest Expense. Total noninterest expense increased by $29,000, or 4.9%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is primarily attributable to the foreclosed property expense of $9,000 as compared to the income from foreclosed property of $9,000 in the same period for the prior year.

Legal and professional services decreased by $12,000, or 11.2%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as more items are managed internally.

FDIC insurance premiums and OCC regulatory assessments remained unchanged for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Income Tax Expense (Benefit). We had an income tax expense of $1,000 for the three months ended March 31, 2018, compared to an income tax benefit of $16,000 for the three months ended March 31, 2017.

Delinquent and Non-Accrual Loans and Troubled Debt Restructuring (“TDR”). As of March 31, 2018, there were seven loans delinquent over 30 days which totaled $668,000. As of December 31, 2017, there were ten loans delinquent over 30 days which totaled $377,000.

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Consumer and other personal loans are typically charged-off no later than 180 days past due. As of March 31, 2018, we had one loan on non-accrual status totaling $29,000, compared to December 31, 2017, at which point there was one loan on non-accrual status amounting to $30,000. The decrease in loans on non-accrual status is due to one foreclosure that occurred in January of 2017.

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

There were no loan relationships considered a TDR as of March 31, 2018 and December 31, 2017.

There was one foreclosed asset as of March 31, 2018. The foreclosed property totals $71,000 and is currently listed for sale. There was no foreclosed property at December 31, 2017. The foreclosed property added for the three months ended March 31, 2017, totaling $82,000, was sold during the second quarter of 2017, resulting in a gain of $11,000.

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

We held $4.0 million and $5.7 million of certificates of deposit as investment in financial institutions at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, $1.7 million in certificates of deposit matured and utilized to fund loan growth.

At March 31, 2018, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $4,582,000 and $840,000, respectively. Our securities available-for-sale also included, one municipal bond backed by a local school district with a fair value of $397,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $22,000 for a total portfolio at March 31, 2018 of $5.8 million, as compared to the December 31, 2017 available-for-sale security portfolio with a fair value of $6.2 million.

Deposits. Deposits have traditionally been our primary source of funds for use in lending and investment activities. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand deposit accounts (such as NOW and money market accounts), statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors.

Total deposits remained virtually unchanged from $41.6 million, or 61.2% of total assets, at December 31, 2017 to $41.6 million, or 61.1% of total assets, at March 31, 2018.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing demand deposits accounted for $24.2 million, or 58.2%, of total deposits as of March 31, 2018, which is an increase of $66,000 from $24.1 million, or 58.0% of total deposits, as of December 31, 2017. Certificates of deposit decreased by $89,000 from $14.3 million, or 34.4% of total deposits, as of December 31, 2017 to $14.2 million, or 34.2% of total deposits, as of March 31, 2018. Savings accounts remained consistent.

Stockholders’ Equity. Stockholders’ equity decreased by $203,000, or .8%, to $26.1 million at March 31, 2018. As described above, the Company had a net loss of $50,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, the fair value of available for sale debt securities, net of taxes, recognized in accumulated other comprehensive income decreased by $109,000. During the three months ended March 31, 2018, the Company repurchased 5,700 shares of stock for $81,000.

Capital Ratios. The Company was well capitalized according to applicable regulatory standards at March 31, 2018 with a Tier 1 capital to adjusted total assets ratio of 30.2%, a Tier 1 capital to risk-weighted assets ratio of 50.7%, a total capital to risk weighted assets ratio of 51.3%, and a common equity Tier 1 capital to risk-weighted assets ratio of 50.7%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At March 31, 2018, cash and cash equivalents totaled $4.4 million. Certificates of deposit in other financial institutions and securities available-for-sale totaled $4.0 million and $5.8 million, respectively, at March 31, 2018.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $23,000 and $144,000 for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by or used in investing activities, which consists primarily of activity in certificates of deposit in other financial institutions, securities available-for-sale and loans, provided $1.6 million and used $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and the purchase of treasury stock was $139,000 for the three months ended March 31, 2018. Net cash used in financing activities, consisting of activity in deposits, was $1.1 million for the three months ended March 31, 2017

Certificates of deposit maturing over the next 12 months total $7.5 million, or 52.8% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, Central Federal exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On April 5, 2017, we announced that our board of directors adopted a stock repurchase program, under which we may repurchase up to 178,802 shares of our common stock (approximately 10% of our outstanding shares). As of March 31, 2018, we had repurchased 117,800 shares.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal had $3.7 million in unfunded commitments under lines of credit and no standby letters of credit at March 31, 2018. The amount of unfunded commitments under lines of credit and standby letters of credit were $3.8 at December 31, 2017.

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

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table presents information regarding stock repurchases by the Company during the quarter ended March 31, 2018:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAM
January 1, 2018 through	-	$-	-	66,702
January 31, 2018
February 1, 2018 through	3,000	14.26	3,000	63,702
February 28, 2018
March 1, 2018 through	2,700	14.26	2,700	61,002
March 31, 2018

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)

3.2	Bylaws of Central Federal Bancshares, Inc.(1)

10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton**(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 906 Certification

101.0	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss,) (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Consolidated Notes to the Financial Statements

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

Central Federal Bancshares, Inc.

Date: May 14, 2018	By:	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Angela E. Medwick
Angela E. Medwick
Chief Financial Officer
(Principal Financial Officer)

