Form 10-Q/A
period 2018-06-30
Central Federal Bancshares, Inc
filed 2018-08-15
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory note

We are filing this Amendment No. 1 on Form 10-Q/A to amend the following table in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as originally filed with the Securities and Exchange Commission on August 13, 2018 (the “Original Form 10-Q”): Note 12 Fair Value of Financial Instruments to add the fair value of loans and deposits. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2018		December 31, 2017
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$2,856,000	$2,856,000	$2,925,000	$2,925,000	1
Certificates of Deposit in Other
Financial Institutions	2,976,000	2,976,000	5,699,000	5,699,000	2
FHLB Stock	82,000	82,000	89,000	89,000	2
Loans, net	55,971,000	55,106,000	51,937,000	51,788,000	3
Accrued Interest Receivable	177,000	177,000	163,000	163,000	2
Financial Liabilities:
Deposits	42,700,000	42,309,000	41,636,000	41,430,000	3
Accrued Interest Payable	$6,000	6,000	-	-	2

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

Central Federal Bancshares, Inc.

Date: August 15, 2018	By:	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2018	By:	/s/ Angela E. Medwick
Angela E. Medwick
Chief Financial Officer
(Principal Financial Officer)

