Form 10-Q
period 2018-09-30
Central Federal Bancshares, Inc
filed 2018-11-13
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES [  ] NO [X]

As of November 10, 2018, there were 1,616,120 shares of common stock outstanding.

Central Federal Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and Due from Financial Institutions	$1,824,000	$2,049,000
Federal Funds Sold	3,837,000	876,000
Cash and Cash Equivalents	5,661,000	2,925,000
Certificates of Deposit in Other Financial Institutions	2,976,000	5,699,000
Securities Available-for-Sale at Fair Value	5,309,000	6,220,000
Federal Home Loan Bank (FHLB) Stock, at Cost	82,000	89,000
Loans, Net of Allowance for Loan Losses of $261,000 and $273,000 at September 30, 2018 and December 31, 2017,respectively	54,857,000	51,937,000
Foreclosed Assets	71,000	-
Premises and Equipment, Net	688,000	710,000
Accrued Interest Receivable	178,000	163,000
Other Assets	452,000	346,000
Total Assets	$70,274,000	$68,089,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$4,011,000	$3,181,000
Interest-Bearing	40,439,000	38,455,000
Total Deposits	44,450,000	41,636,000
Other Liabilities	208,000	135,000
Total Liabilities	44,658,000	41,771,000
Redeemable Common Stock Held By Employee Stock Ownership Plan (“ESOP”)	219,000	159,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 shares issued; 1,627,220 and 1,675,920 shares outstanding at September 30, 2018 and December 31, 2017, respectively	18,000	18,000
Retained Earnings - Substantially Restricted	12,823,000	12,758,000
Additional Paid-In Capital	16,480,000	16,464,000
Treasury Stock, at cost; 160,800 and 112,100 shares at
September 30, 2018 and December 31, 2017, respectively	(2,201,000)	(1,523,000)
Common Stock Acquired by Employee Stock
Ownership Plan (“ESOP”)	(1,273,000)	(1,316,000)
Accumulated Other Comprehensive Income (Loss)	(231,000)	(83,000)
Total Stockholders’ Equity	25,616,000	26,318,000
Less Maximum cash obligation related to ESOP shares	219,000	159,000
Total Stockholders’ Equity Less Maximum Cash
Obligations Related to ESOP shares	25,397,000	26,159,000
Total Liabilities and Stockholders’ Equity	$70,274,000	$68,089,000

See Accompanying Notes to Consolidated Financial Statements.

central federal bancshares, inc.

consolidated statements of operations

(rounded to thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$611,000	$554,000	$1,783,000	$1,663,000
Securities and Other	61,000	67,000	174,000	207,000
Total Interest Income	672,000	621,000	1,957,000	1,870,000
INTEREST EXPENSE
Deposits	91,000	68,000	229,000	221,000
Total Interest Expense	91,000	68,000	229,000	221,000
NET INTEREST INCOME	581,000	553,000	1,728,000	1,649,000
PROVISION FOR LOAN LOSSES	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	581,000	553,000	1,728,000	1,649,000
NONINTEREST INCOME
Customer Service Fees	21,000	20,000	69,000	58,000
Unrealized Gain (Loss) on Equity Securities	(3,000)	-	(18,000)	-
Other Income	7,000	2,000	19,000	14,000
Total Noninterest Income	25,000	22,000	70,000	72,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	323,000	324,000	978,000	963,000
Data Processing and Other Outside Services	80,000	92,000	250,000	262,000
FDIC Insurance and Regulatory Assessment	11,000	14,000	39,000	42,000
Occupancy and Equipment	50,000	50,000	149,000	139,000
Legal and Professional Services	41,000	34,000	195,000	269,000
Supplies, Telephone, and Postage	10,000	11,000	28,000	37,000
Expense (Income) from Foreclosed Assets, net	-	-	10,000	(16,000)
Other	21,000	28,000	77,000	82,000
Total Noninterest Expense	536,000	553,000	1,726,000	1,778,000
INCOME (LOSS) BEFORE INCOME TAXES	70,000	22,000	72,000	(57,000)
INCOME TAX EXPENSE (BENEFIT)	22,000	(9,000)	25,000	(41,000)
NET INCOME (LOSS)	$48,000	$31,000	$47,000	$(16,000)

Common share data
Basic and diluted Income (Loss) per share	$0.03	$0.02	$0.03	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL Bancshares, Inc.

consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(rounded to thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
NET INCOME (LOSS)	$48,000	$31,000	$47,000	$(16,000)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Debt Securities Available-for-Sale	(40,000)	36,000	(175,000)	50,000
Income Tax (Expense) Benefit	11,000	(11,000)	50,000	(15,000)
Total Other Comprehensive Income (Loss), net of tax	(29,000)	25,000	(125,000)	35,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$19,000	$56,000	$(78,000)	$19,000

See Accompanying Notes to Consolidated Financial Statements

CENTRAL FEDERAL Bancshares, Inc.

consolidated statements of cash flows

(rounded to thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$47,000	$(16,000)
Items not requiring (providing) cash:
Net Amortization of Securities	29,000	41,000
Provision for Loan Losses	-	-
Depreciation	57,000	47,000
Gain on Sale of Foreclosed Assets	-	(22,000)
ESOP Expense	59,000	56,000
Loss on Equity Securities	18,000	-
Net Changes in:
Accrued Interest Receivable	(15,000)	(6,000)
Other Assets	(61,000)	39,000
Other Liabilities	73,000	43,000
Net Cash Provided by Operating Activities	207,000	182,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit in Other Financial Institutions	-	(2,971,000)
Proceeds from Maturities of Certificates of Deposit
in Other Financial Institutions	2,723,000	744,000
Net Change in FHLB Stock	7,000	8,000
Purchase of Securities Available-for-Sale	-	(777,000)
Proceeds from Maturities, Calls and Paydowns of
Securities Available-for-Sale	689,000	867,000
Net Increase in Loans	(2,991,000)	(3,171,000)
Purchases of Premises and Equipment	(35,000)	(130,000)
Proceeds from Sale of Foreclosed Assets	-	130,000
Net Cash Provided by (Used In) Investing Activities	393,000	(5,300,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	2,814,000	(4,293,000)
Purchase of Treasury Stock	(678,000)	(993,000)
Net Cash Provided by (Used in) Financing Activities	2,136,000	(5,286,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,736,000	(10,404,000)
Cash and Cash Equivalents at Beginning of Period	2,925,000	12,199,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,661,000	$1,795,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$229,000	$215,000
Income Taxes Paid, Net of Refunds Received	$-	$(41,000)
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$71,000	$82,000

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

CENTRAL FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements prepared by management as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2018, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017 and are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Central Federal Bancshares, Inc. for the year ended December 31, 2017, contained in the 2017 Annual Report on Form 10-K filed with the SEC on March 28, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and Diluted Income (Loss) per Share:

Net Income (Loss)	$48,000	$31,000	$47,000	$(16,000)

Weighted-Average Basic and Diluted Shares Outstanding	1,508,646	1,602,410	1,527,248	1,630,348

Net Income (Loss) per Share, Basic and Diluted	$0.03	$0.02	$0.03	$(0.01)

CENTRAL FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 3 Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Certificates of Deposit at Cost Maturing In:
Less than One Year	$992,000	$2,481,000
One Year to Five Years	1,984,000	3,218,000
	$2,976,000	$5,699,000

note 4 sECURITIES

The carrying amount and estimated fair value of available-for-sale debt securities are summarized as follows:

	September 30, 2018 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,352,000	$-	$(246,000)	$4,106,000
Small Business Administration (“SBA”) Pools	840,000	-	(51,000)	789,000
Muncipal Obligation	405,000	-	(13,000)	392,000
Total	$5,597,000	$-	$(310,000)	$5,287,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,994,000	$-	$(111,000)	$4,883,000
Small Business Administration (“SBA”) Pools	916,000	-	(31,000)	885,000
Muncipal Obligation	406,000	6,000	-	412,000
Total	$6,316,000	$6,000	$(142,000)	$6,180,000

The following table indicates amortized cost and the estimated fair value of available-for-sale debt securities as of September 30, 2018 based upon contractual maturity.

	Amortized Cost	Fair Value
	(Unaudited)
Over Ten Years	$405,000	$392,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,192,000	4,895,000
Total	$5,597,000	$5,287,000

CENTRAL FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 4 sECURITIES (CONTINUED)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 and December 31, 2017 was $5,287,000 and $5,768,000, which is 100% and 93%, respectively, of the Company’s available-for-sale debt securities portfolio. These declines primarily resulted from changes in market interest rates.

The following tables show securities with gross unrealized losses at September 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2018 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage Backed Securities	$-	$-	$4,106,000	$(246,000)	$4,106,000	$(246,000)
Small Business Administration Pools	-	-	789,000	(51,000)	789,000	(51,000)
Muncipal Obligation	392,000	(13,000)	-	-	392,000	(13,000)
Total	$392,000	$(13,000)	$4,895,000	$(297,000)	$5,287,000	$(310,000)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage Backed Securities	$665,000	$(8,000)	$4,218,000	$(103,000)	$4,883,000	$(111,000)
Small Business Administration Pools	-	-	885,000	(31,000)	885,000	(31,000)
Muncipal Obligation	-	-	-	-	-	-
Total	$665,000	$(8,000)	$5,103,000	$(134,000)	$5,768,000	$(142,000)

There were no debt securities with unrealized losses which management believes were other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

CENTRAL FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 4 sECURITIES (CONTINUED)

The carrying amount and estimated fair value of equity securities are shown below:

	September 30, 2018 (Unaudited)
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$7,000	$-	$22,000
Total	$15,000	$7,000	$-	$22,000

	December 31, 2017
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$25,000	$-	$40,000
Total	$15,000	$25,000	$-	$40,000

Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported in AOCI, net of tax. On January 1, 2018, the unrealized gain was reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. Net losses recognized during the nine months ended September 30, 2018 amounted to $18,000, all of which was unrealized as securities were still held at September 30, 2018.

There was a portion of one security pledged as collateral in the amount of $130,000 at September 30, 2018, and there were no securities pledged as collateral at December 31, 2017.

During the nine-month period ended September 30, 2018 and 2017, the Company did not sell any securities.

CENTRAL FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Commercial Business	$1,645,000	$1,285,000
Commercial and Multi-Family Real Estate	20,452,000	16,503,000
Residential Real Estate	32,218,000	33,753,000
Consumer and Other	814,000	683,000
	55,129,000	52,224,000
Allowance for Loan Losses	(261,000)	(273,000)
Net Deferred Loan Fees	(11,000)	(14,000)
Loans, Net	$54,857,000	$51,937,000

Residential real estate loans at September 30, 2018 and December 31, 2017 include loans secured by one- to four-family, non-owner-occupied properties of $9,356,000 and $9,190,000, respectively.

At September 30, 2018 and December 31, 2017, construction loan commitments were $4,951,000 and $2,076,000, respectively. Undisbursed loans in process at September 30, 2018 and December 31, 2017 were $2,664,000 and $1,330,000, respectively.

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

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2018. Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018.

September 30, 2018 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance July 1, 2018	$3,000	$61,000	$184,000	$4,000	$8,000	$260,000
Provision for Loan Losses	1,000	(3,000)	(25,000)	-	27,000	-
Loans Charged-Off	-	-	-	-	-	-
Recoveries of Loans
Previously Charged-Off	-	-	1,000	-	-	1,000
Balance September 30, 2018	$4,000	$58,000	$160,000	$4,000	$35,000	$261,000
Allowance for Loan Losses:
Balance January 1, 2018	$3,000	$38,000	$220,000	$3,000	$9,000	$273,000
Provision for Loan Losses	1,000	20,000	(48,000)	1,000	26,000	-
Loans Charged-Off	-	-	(16,000)	-	-	(16,000)
Recoveries of Loans
Previously Charged-Off	-	-	4,000	-	-	4,000
Balance September 30, 2018	$4,000	$58,000	$160,000	$4,000	$35,000	$261,000
Allowance for Loan Losses:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$4,000	$58,000	$160,000	$4,000	$35,000	$261,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$270,000	$-		$270,000

Ending Balance: Collectively Evaluated for Impairment	$1,645,000	$20,452,000	$31,948,000	$814,000		$54,859,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2017:

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
Allowance for Loan Losses
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

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
September 30, 2018 (Unaudited)	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,645,000	$20,184,000	$31,576,000	$814,000	$54,219,000
Special Mention	-	268,000	252,000	-	520,000
Substandard	-	-	390,000	-	390,000
Total	$1,645,000	$20,452,000	$32,218,000	$814,000	$55,129,000

	Risk Profile by Risk Rating
December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,285,000	$16,349,000	$32,849,000	$683,000	$51,166,000
Special Mention	-	154,000	620,000	-	774,000
Substandard	-	-	284,000	-	284,000
Total	$1,285,000	$16,503,000	$33,753,000	$683,000	$52,224,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
September 30, 2018 (Unaudited)	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Toal Loans

Commercial Business	$1,645,000	$-	$-	$-	$1,645,000
Commercial and Multi-Family Real Estate	20,452,000	-	-	-	20,452,000
Residential Real Estate	31,726,000	222,000	-	270,000	32,218,000
Consumer and Other	814,000	-	-	-	814,000
	$54,637,000	$222,000	$-	$270,000	$55,129,000

December 31, 2017

Commercial Business	$1,285,000	$-	$-	$-	$1,285,000
Commercial and Multi-Family Real Estate	16,503,000	-	-	-	16,503,000
Residential Real Estate	33,346,000	306,000	71,000	30,000	33,753,000
Consumer and Other	683,000	-	-	-	683,000
	$51,817,000	$306,000	$71,000	$30,000	$52,224,000

Interest income that would have been recorded for the nine months ended September 30, 2018 and 2017 had nonaccrual loans been current according to their original terms amounted to $8,000 and $2,000, respectively. There was no interest income recognized for nonaccrual loans during the nine months ended September 30, 2018. Interest income recognized for the nine months ended September 30, 2017 was $1,000.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

The following tables present information related to impaired loans:

September 30, 2018 (Unaudited)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Residential Real Estate	$270,000	$274,000	$-
Total Loans With No Related Allowance Recorded	$270,000	$274,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	$270,000	$274,000	$-
Total	$270,000	$274,000	$-

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance

Loans With No Related Allowance Recorded:
Residential Real Estate	$30,000	$32,000	$-
Total Loans With No Related Allowance Recorded	$30,000	$32,000	$-

Loans With an Allowance Recorded:
Residential Real Estate	$71,000	$71,000	$19,000

Total Impaired Loans:
Residential Real Estate	$101,000	$103,000	$19,000
Total	$101,000	$103,000	$19,000

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

NOTE 5 LOANS and allowance for loan losses (continued)

	Three Months Ended		Nine Months Ended
September 30, 2018 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Residential Real Estate	$198,000	$2,000	$112,000	$8,000
Total Loans With No Related Allowance Recorded	$198,000	$2,000	$112,000	$8,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	$198,000	$2,000	$112,000	$8,000
Total	$198,000	$2,000	$112,000	$8,000

September 30, 2017 (Unaudited)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans With No Related Allowance Recorded:
Residential Real Estate	$31,000	$-	$94,000	$1,000
Total Loans With No Related Allowance Recorded	$31,000	$-	$94,000	$1,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	$31,000	$-	$94,000	$1,000
Total	$31,000	$-	$94,000	$1,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the nine months ended September 30, 2018 and 2017.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

Note 6 foreclosed assets

Activity in foreclosed assets is as follows:

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Balance Beginning of Period	$-	$26,000
Additions	71,000	82,000
Proceeds from Sale, Net	-	(130,000)
Gain (Loss) on Sale	-	22,000
Balance at End of Period	$71,000	$-

There were $154,000 of residential mortgage loans in the process of foreclosure at September 30, 2018.

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Commitments to Extend Credit	$4,954,000	$3,759,000
Standby Letters of Credit	-	-
Total	$4,954,000	$3,759,000
Range of Rates on Fixed Rate Commitments	2.25-6.25%	2.00-6.00%

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

Central Federal was not required to perform on any financial guarantees and did not incur any losses on its commitments for the nine months ended September 30, 2018.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

note 8 income taxes

At September 30, 2018, the Company had approximately $300,000 of net operating loss carry forward that will begin to expire in 2036. In connection with the offering of common stock in 2016 the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of $787,700. For Federal income tax purposes, the deduction for charitable contributions is subject to certain annual limitations with unused contributions carried forward five years subject to the same annual limitations.

At September 30, 2018 and December 31, 2017, the Company had recorded a valuation allowance against the entire deferred tax asset related to this contribution carryforward. The Company has determined it is more likely than not that this deferred tax asset will not be realized.

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

As of September 30, 2018, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain the minimum amounts and ratios set forth in the following table. Management believes, as of September 30, 2018 and December 31, 2017, that Central Federal met all its capital adequacy requirements.

CENTRAL FEDERAL Bancshares, Inc.

notes to consolidated financial statements

Note 9 STOCK HOLDERS’ EQUITY AND REGULATORY MATTERS (CONTINUED)

Applicable capital adequacy requirements and Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018 (Unaudited)
Total Capital to Risk Weighted Assets	$21,077,000	42.0%	$4,015,000	8.0%	$5,019,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,816,000	41.5%	3,011,000	6.0%	4,015,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	20,816,000	41.5%	2,259,000	4.5%	3,262,000	6.5%

Tier 1 Capital to Average Assets	20,816,000	30.1%	2,763,000	4.0%	3,454,000	5.0%

December 31, 2017
Total Capital to Risk Weighted Assets	$20,759,000	51.5%	$3,226,000	8.0%	$4,033,000	10.0%

Tier 1 Capital to Risk Weighted Assets	20,597,000	51.1%	2,420,000	6.0%	3,226,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	20,597,000	51.1%	1,815,000	4.5%	2,621,000	6.5%

Tier 1 Capital to Average Assets	20,597,000	30.2%	2,731,000	4.0%	3,414,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On April 5, 2017, the Company announced that its Board of Directors adopted a stock repurchase program, under which the Company was authorized to repurchase up to 178,802 shares of its common stock, or approximately 10% of the then current outstanding shares. Subsequently, on June 22, 2018 the Company announced that its Board of Directors again adopted a stock repurchase program under which the Company is authorized to repurchase up to 83,511 shares of its common stock. As of September 30, 2018, the Company had repurchased, under both authorizations, 160,800 shares.

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

NOTE 10 EMPLOYEE STOCK OWNERSHIP PLAN (“esop”) (Continued)

The ESOP was originally established and funded with Central Federal’s purchase of 143,042 shares of common stock, which was purchased using a loan from the Company consisting of proceeds from the offering completed on January 12, 2016. Central Federal is making quarterly payments to the Company of principal and interest over a term of 100 quarters, and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee of the ESOP holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares will be allocated among active participants based on each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $60,000 and $55,000 for the nine months ended September 30, 2018 and 2017, respectively.

A summary of the shares held by the ESOP is as follows at September 30, 2018:

Nine Months Ended
September 30,2018
(Unaudited)
Allocated Shares	11,440
Shares released for Allocation	4,290
Unallocated Shares	127,312
Total ESOP Shares	143,042

Fair value of Unallocated Shares	$1,769,637

At September 30, 2018, the fair value of the 15,730 shares allocated, or released for allocation, held by the ESOP was $219,000 and is reported on the balance sheet as mezzanine capital. The fair value of all shares originally purchased on behalf of the ESOP under the loan to the repurchase obligation is $1,988,000.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2018 (Unaudited)
Securities Available-for-Sale
Mortgage Backed Securities	$-	$4,106,000	$-	$4,106,000
Small Business Administration Pools	-	789,000	-	789,000
Municipal Obligation	-	392,000	-	392,000
Federal Home Loan Mortgage Corp. Stock	22,000	-	-	22,000
	$22,000	$5,287,000	$-	$5,309,000
December 31, 2017
Securities Available-for-Sale
Mortgage Backed Securities	$-	$4,883,000	$-	$4,883,000
Small Business Administration Pools	-	885,000	-	885,000
Municipal Obligation	-	412,000	-	412,000
Federal Home Loan Mortgage Corp. Stock	40,000	-	-	40,000
	$40,000	$6,180,000	$-	$6,220,000

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

NOTE 11 FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the fair value of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3
September 30, 2018 (Unaudited)
Impaired Loans	$-	$-	$-
December 31, 2017
Impaired Loans	$-	$-	$71,000

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2018		December 31, 2017
	(Unaudited)
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$5,661,000	$5,661,000	$2,925,000	$2,925,000	1
Certificates of Deposit in Other Financial Institutions	2,976,000	2,976,000	5,699,000	5,699,000	2
FHLB Stock	82,000	82,000	89,000	89,000	2
Loans, net	54,857,000	54,764,000	51,937,000	51,788,000	3
Accrued Interest Receivable	178,000	178,000	163,000	163,000	2
Financial Liabilities:
Deposits	44,450,000	44,014,000	41,636,000	41,430,000	3
Accrued Interest Payable	6,000	6,000	-	-	2

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

Operational, Financial, and Strategic Improvement Plan

We continue to make progress on certain operating initiatives to improve earnings.

●	To improve non-interest expense, we continue to:

●	control and reduce operating expenses in certain areas by introducing efficiencies and renegotiating vendor contracts while updating technology, delivery channels and the facility; and
●	reduce legal and professional fees primarily related to the public company required filings.

●	To assist in improving the net interest margin, a strategy is in place to increase noninterest-bearing deposit accounts to fund unused commitments and loan growth. The asset-liability process has been enhanced with more extensive reporting and monitoring to evaluate pricing strategies, forecasts and projections.
●	Marketing resources will be deployed in the fourth quarter to assist with market presence, to diversify the customer base and to continue growing loan and deposit balances.
●	Noninterest income is expected to improve with the addition of expanded services.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Overview. We had a net income of $47,000 for the nine months ended September 30, 2018 as compared to a net loss of $16,000 for the nine months ended September 30, 2017. The $63,000, or 393.8%, increase in net income between the periods was primarily a result of the increase in interest income and the reduction of legal and professional fees from January 1, 2018 to September 30, 2018.

Net Interest Income. Net interest income increased by $79,000, or 4.7%, to $1,728,000 for the nine months ended September 30, 2018 from $1,649,000 for the nine months ended September 30, 2017. Interest income on loans increased by $120,000 from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, and interest expense on deposits increased by $8,000 during that same period. In addition, securities and other interest income decreased by $33,000 due to decreased investment in available-for-sale securities and certificates of deposit in other financial institutions. Securities and other interest income consists primarily of interest on bank accounts, securities available-for-sale, certificates of deposits and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and Federal Home Loan Bank stock.

The $120,000, or 7.2%, increase in interest income on loans is primarily the result of the average loan volume increase of $3.4 million, or 6.7%, from $51.0 million for the nine months ended September 30, 2017 to $54.4 million for the nine months ended September 30, 2018.

The $8,000, or 3.6%, increase in interest expense on deposits was due to an increase in the average rate on deposits of 5 basis points and a $1.4 million, or 3.5%, decrease in the average balance of interest-bearing deposits from $40.5 million for the nine months ended September 30, 2017 to $39.1 million for the nine months ended September 30, 2018.

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

	Nine Months Ended September 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (including fees)	$54,425	$1,783	4.37%	$51,049	$1,663	4.34%
Securities and other interest bearing assets (1)	12,132	174	1.91%	18,089	207	1.53%
Total interest-earning assets	66,557	1,957	3.92%	69,138	1,870	3.61%
Noninterest-earning assets	2,094			2,580
Allowance for loan losses	(255)			(263)
Total assets	$68,396			$71,455

Interest-bearing liabilities:
Certificates of deposit	$15,760	142	1.20%	$16,836	135	1.07%
Savings	3,790	9	0.32%	3,779	9	0.32%
Money Market	9,813	40	0.54%	9,429	38	0.54%
Interest-bearing DDA	9,758	38	0.52%	10,426	39	0.50%
Total interest-bearing deposits	39,121	229	0.78%	40,470	221	0.73%
Noninterest-bearing deposits	2,916			3,075
Other noninterest-bearing liabilities	350			319
Total liabilities	42,387			43,864
Total stockholders’ equity	26,009			27,591
Total liabilities and stockholders’ equity	$68,396			$71,455

Net interest income		$1,728			$1,649
Net interest rate spread (2)			3.14%			2.88%
Net interest-earning assets (3)	$27,436			$28,668
Net interest margin (4)		3.46%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	170.1%			170.8%

(1)	Includes municipal obligations with an average balance and interest income of $403,000 and $9,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the nine months ended September 30, 2018 and 2017.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at September 30, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Customer service fees increased by $11,000 while other income increased by $5,000 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease in noninterest income is primarily due to recognizing the change in fair value of the equity security from January 1, 2018 to September 30, 2018, because of the implementation of FASB ASU 2016-01. The fair value of the equity security remains $7,000 above the book value as of September 30, 2018.

Noninterest Expense. Total noninterest expense decreased by $52,000, or 2.9%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Expenses for legal and professional services decreased by $74,000, or 27.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, as more items were managed internally and vendor contracts were renegotiated.

Data processing and other outside service expenses decreased by $12,000 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Central Federal has added the technology to offer online lending and mobile banking products while improving efficiency and identifying cost reductions in other areas.

FDIC insurance premiums and OCC regulatory assessments decreased by $3,000 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Foreclosed property expense was $10,000 for the nine months ended September 30, 2018, as compared to the income from foreclosed property of $16,000 in the same period for the prior year.

Income Tax Expense (Benefit). Income tax expense was $25,000 for the nine months ended September 30, 2018, compared to an income tax benefit of $41,000 for the nine months ended September 30, 2017.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Overview. Net income was $48,000 for the three months ended September 30, 2018 as compared to a net income of $31,000 for the three months ended September 30, 2017. The $17,000, or 54.8%, increase in net income between the periods was primarily a result of noninterest expense decreasing $17,000, net interest income increasing $28,000, and noninterest income increasing $3,000 when compared to the three months ended September 30, 2017.

Net Interest Income. Net interest income increased by $28,000, or 5.0%, to $581,000 for the three months ended September 30, 2018 from $553,000 for the three months ended September 30, 2017. Interest income on loans increased by $57,000 from the three months ended September 30, 2017 to the three months ended September 30, 2018, and interest expense on deposits increased by $23,000 during that same period. In addition, securities and other interest income decreased by $6,000 due to the $4.1 million decrease in average investment balance for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Securities and other interest income consist primarily of interest on bank accounts, securities available-for-sale, certificates of deposit and federal funds sold and, to a lesser extent, Federal Home Loan Mortgage Corporation stock and FHLB stock.

The $57,000, or 10.3%, increase in interest income on loans is a result of the $3.6 million, or 6.9%, increase in the average balance of loans from $52.0 million for the three months ended September 30, 2017 to $55.6 million for the three months ended September 30, 2018.

The $23,000, or 33.8%, increase in interest expense on deposits was due to an increase in the average rate on deposits of 21 basis points and a $935,000, or 2.4%, increase in the average balance of interest-bearing deposits from $39.0 million for the three months ended September 30, 2017 to $39.9 million for the three months ended September 30, 2018.

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

	Three Months Ended September 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (including fees)	$55,592	$611	4.40%	$52,047	$554	4.26%
Securities and other interest bearing assets (1)	11,848	61	2.06%	15,963	67	1.68%
Total interest-earning assets	67,440	672	3.99%	68,010	621	3.65%
Noninterest-earning assets	2,089			1,917
Allowance for loan losses	(253)			(264)
Total assets	$69,276			$69,663

Interest-bearing liabilities:
Certificates of deposit	$17,244	63	1.46%	$15,200	38	1.00%
Savings	3,961	3	0.30%	3,758	3	0.32%
Money Market	9,674	14	0.58%	9,765	13	0.53%
Interest-bearing DDA	9,065	11	0.49%	10,286	14	0.54%
Total interest-bearing deposits	39,944	91	0.91%	39,009	68	0.70%
Noninterest-bearing deposits	3,132			3,324
Other noninterest-bearing liabilities	433			334
Total liabilities	43,509			42,667
Total stockholders’ equity	25,767			26,996
Total liabilities and stockholders’ equity	$69,276			$69,663

Net interest income		$581			$553
Net interest rate spread (2)			3.08%			2.96%
Net interest-earning assets (3)	$27,496			$29,001
Net interest margin (4)		3.45%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities	168.8%			174.3%

(1)	Includes municipal obligations with an average balance and interest income of $400,000 and $3,000, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

We had no provision for loan losses for the three months ended September 30, 2018 and 2017.

Although management utilizes its best judgment in providing for loan losses, there can be no assurance that the Company will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses in this report reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at September 30, 2018. While we believe the estimates and assumptions used in management’s determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. That regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Noninterest Income. Total noninterest income increased by $3,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased other income.

Noninterest Expense. Total noninterest expense decreased by $17,000, or 3.1%, for the three months ended September 2018, compared to the three months ended September 30, 2017, primarily due to lower data processing and other miscellaneous operating expenses.

Data processing and other outside service expenses decreased by $12,000 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, even though Central Federal has added the technology to offer online lending and mobile banking products. This has been accomplished through efficiency and cost reductions in other areas of data processing.

FDIC insurance premiums and OCC regulatory assessments decreased by $3,000 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Income Tax Expense (Benefit). We had an income tax expense of $22,000 for the three months ended September 30, 2018, compared to an income tax benefit of $9,000 for the three months ended September 30, 2017. The increase in income tax expense is due to $70,000 of pre-tax income for the three months ended September 30, 2018.

Delinquent and Non-Accrual Loans and Troubled Debt Restructuring (“TDR”). As of September 30, 2018, there were seven loans delinquent over 30 days which totaled $222,000. As of December 31, 2017, there were ten loans delinquent over 30 days which totaled $377,000.

Loans are generally placed on non-accrual status when the collectability is uncertain, or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Consumer and other personal loans are typically charged-off no later than 180 days past due. As of September 30, 2018, we had four loans on non-accrual status totaling $270,000, compared to December 31, 2017, at which point there was one loan on non-accrual status amounting to $30,000. The increase in loans on non-accrual status is due to two additional loans totaling $154,000 being placed on non-accrual in the third quarter of 2018.

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

There were no loan relationships considered a TDR as of September 30, 2018 and December 31, 2017.

There was one foreclosed asset as of September 30, 2018. The foreclosed property totals $71,000 and is currently listed for sale. There was no foreclosed property at December 31, 2017.

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

We held $3.0 million and $5.7 million of certificates of deposit as investment in financial institutions at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, $2.7 million in certificates of deposit matured or were redeemed early and utilized to fund loan growth.

At September 30, 2018, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $4.1 million and $789,000, respectively. Our securities available-for-sale also included, one municipal bond backed by a local school district with a fair value of $392,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $22,000 for a total portfolio at September 30, 2018 of $5.3 million, as compared to the December 31, 2017 available-for-sale security portfolio with a fair value of $6.2 million.

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

Total deposits increased from $41.6 million, or 61.2% of total assets, at December 31, 2017 to $44.5 million, or 63.3% of total assets, at September 30, 2018.

Interest-bearing demand deposits and certificates of deposit make up the majority of the deposit balance. Interest-bearing demand deposits accounted for $18.4 million, or 81.9%, of total deposits as of September 30, 2018, which is a decrease of $2.1 million from $20.5 million, or 84.9% of total deposits, as of December 31, 2017. Certificates of deposit increased by $3.7 million from $14.3 million, or 34.4% of total deposits, as of December 31, 2017 to $18.0 million, or 40.4% of total deposits, as of September 30, 2018. Savings accounts accounted for $4.1 million, or 9.2%, of total deposits as of September 30, 2018, which is an increase of $420,000, or 11.4%, from $3.7 million, or 8.5%, of total deposits as of December 31, 2017.

Stockholders’ Equity. Stockholders’ equity decreased by $702,000, or 2.7%, to $25.6 million at September 30, 2018. As described above, the Company had a net income of $47,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the fair value of available-for-sale debt securities, net of taxes, recognized in accumulated other comprehensive loss decreased by $148,000. During the nine months ended September 30, 2018, the Company repurchased 48,700 shares of stock for $678,000.

Capital Ratios. Central Federal was well capitalized according to applicable regulatory standards at September 30, 2018 with a Tier 1 capital to adjusted total assets ratio of 30.1%, a Tier 1 capital to risk-weighted assets ratio of 41.5% a total capital to risk weighted assets ratio of 42.0%, and a common equity Tier 1 capital to risk-weighted assets ratio of 41.5%. See Note 9 to our Unaudited Consolidated Financial Statements.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At September 30, 2018, cash and cash equivalents totaled $5.7 million. Certificates of deposit in other financial institutions and securities available-for-sale totaled $3.0 million and $5.3 million, respectively, at September 30, 2018.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $207,000 and $182,000 for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by investing activities, which consists primarily of activity in certificates of deposit in other financial institutions, securities available-for-sale and loans, was $393,000 for the nine months ended September 30, 2018. Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2017. Net cash provided by financing activities, consisting of activity in deposit accounts and the purchase of treasury stock was $2.1 million for the nine months ended September 30, 2018. Net cash used in financing activities, consisting of activity in deposits and the purchase of treasury stock was $5.3 million for the nine months ended September 30, 2017.

Certificates of deposit maturing over the next 12 months total $6.7 million, or 37.2% of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. FHLB or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, Central Federal exceeded all its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

On April 5, 2017, we announced that our board of directors adopted a stock repurchase program, under which we were authorized to repurchase up to 178,802 shares of our common stock (approximately 10% of our then outstanding shares). Subsequently, on June 22, 2018, we announced that our board of directors again adopted a stock repurchase program under which we are authorized to repurchase up to 83,511 shares of the Company’s common stock. As of September 30, 2018, we had repurchased 160,800 shares under both authorizations.

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal had $5.0 million in unfunded commitments under lines of credit and no standby letters of credit at September 30, 2018. The amount of unfunded commitments under lines of credit and standby letters of credit were $3.8 at December 31, 2017.

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

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table presents information regarding repurchases of common stock by the Company during the quarter ended September 30, 2018:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAM
July 1, 2018 through July 31, 2018	28,000	$13.81	28,000	23,002
August 1, 2018 through August 31, 2018	-	-	-	23,002
September 1, 2018 through September 30, 2018	5,000	13.56	5,000	18,002

(1) The Company announced on June 22, 2018 that its board of directors adopted a share repurchase program under which the Company is authorized to repurchase up to 83,511 shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Central Federal Bancshares, Inc. (1)

3.2	Bylaws of Central Federal Bancshares, Inc. (1)

10.1	Employment Agreement dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz**(2)

10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton**(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 906 Certification

101.0	The following materials from Central Federal Bancshares’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Consolidated Notes to the Financial Statements

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

Central Federal Bancshares, Inc.

Date: November 13, 2018	By:	/s/ William A. Stoltz
William A. Stoltz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Angela E. Medwick
Angela E. Medwick
Chief Financial Officer
(Principal Financial Officer)

