Form 10-K
period 2018-12-31
Central Federal Bancshares, Inc
filed 2019-03-27
CIK 1651987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates as of June 29, 2018 was $25,208,064.

The number of shares outstanding of the registrant’s common stock as of March 12, 2019 was 1,592,920.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement filed for its 2019 Annual Meeting of Shareholders (Part III)

EXHIBITS INDEX

i

PART I

Item 1. Business

General

Central Federal Bancshares, Inc., a Missouri corporation (“Central Federal Bancshares” or the “Company”), was incorporated in 2015 to be the holding company for Central Federal Savings and Loan Association of Rolla, Rolla, Missouri (“Central Federal”), upon completion of the conversion of Central Federal from the mutual to the stock form of organization. (In certain instances where appropriate, the terms “we,” “us” and “our” refer to Central Federal Bancshares and/or Central Federal, as indicated by context.) On January 12, 2016, the mutual to stock conversion was completed and Central Federal became the wholly owned subsidiary of the Company. Also, on that date, the Company issued 1,719,250 shares of its common stock at a price of $10.00 per share, including the sale of 143,042 shares to the Central Federal Savings and Loan Association of Rolla Employee Stock Ownership Plan in the stock offering, and it contributed 68,770 shares of common stock and $100,000 in cash to the Central Federal Community Foundation. As of December 31, 2018, Central Federal Bancshares had 1,592,920 shares of common stock outstanding.

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

Central Federal is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which generally consists of Phelps County, Missouri, although it also services customers in the contiguous Missouri counties of Dent, Texas, Crawford, Pulaski and Maries. Central Federal offers a variety of loan and deposit products to meet the borrowing needs of our customers. Our real estate loans consist primarily of residential loans, including owner-occupied and nonowner-occupied one- to four-family residential loans. We also offer commercial and multi-family real estate loans, commercial business loans and consumer loans, including automobile and recreational vehicle loans. We currently operate out of our office in Rolla, Missouri. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), our primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. At December 31, 2018, Central Federal had total assets of $69.2 million, total deposits of $43.8 million and total stockholders’ equity of $25.2 million.

Market Area

We are headquartered and maintain our sole office in Rolla, Missouri, and we consider our primary deposit and lending market to be Phelps County, Missouri. Rolla is located along Interstate 44 in south-central Missouri, less than 100 miles from major Missouri population centers of St. Louis, Jefferson City, Columbia and Springfield. With a population of approximately 20,293 according to U.S. Census Bureau estimates, Rolla is the largest city, and center of government, of Phelps County, which has a population of approximately 44,744, also according to U.S. Census Bureau estimates. Rolla is home to Missouri University of Science and Technology, a public, leading technological research university within Missouri that has an enrollment as of Fall 2018 of approximately 8,416 students. Other major employers in Rolla and Phelps County include Phelps County Regional Medical Center and other health care service providers, as well as Walmart Stores, Inc. (including a regional distribution center in St. James, Missouri) and various agencies of the federal and state governments.

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

As of June 30, 2018 (the latest date for which information is available), according to the U.S. Deposit Market Share by County compiled by SNL Financial, Central Federal represented 5.2% of deposits in Phelps County, Missouri, ranking us seventh out of the county’s ten FDIC-insured institutions, which are comprised of 19 office locations. This data does not include credit unions with whom we also compete.

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

Residential Real Estate Loans. At December 31, 2018 and 2017, we had $32.8 million and $33.8 million in residential real estate loans, which represented 59.8% and 64.6%, respectively of our total loan portfolio, comprised of owner-occupied one- to four-family loans, nonowner-occupied one- to four-family loans, one- to four-family construction loans, home equity lines of credit and other junior lien loans, and land loans. The following table provides more information about our residential real estate loan portfolio at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Percent of		Percent of
Category	Amount	Gross Loans	Amount	Gross Loans
		(Dollars in thousands)
Owner-occupied one- to four-family	$20,520	37.5%	$21,420	41.0%
Nonowner-occupied one- to four-family	8,662	15.8%	9,190	17.6%
Construction, one- to four-family	1,370	2.5%	852	1.6%
Home equity line of credit and junior liens	1,600	2.9%	1,520	2.9%
Land	622	1.1%	771	1.5%
	$32,774	59.8%	$33,753	64.6%

Our origination of residential real estate loans enables borrowers to purchase or refinance existing one- to four-family residences, virtually all of which are located in our primary market area.

We offer adjustable-rate and fixed-rate residential real estate loans with terms of up to 30 years. Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines, although we believe our underwriting guidelines are substantially similar. We generally do not originate or fund fixed-rate mortgage loans to hold in our loan portfolio at the present time; however, we have previously made long-term fixed-rate loans as part of our lending program and we expect to originate and fund fixed-rate loans for retention in our portfolio as part of our operating strategy to increase our loan portfolio. Our portfolio included approximately $15.9 million of such loans as of December 31, 2018. To the extent we currently participate in the origination of long-term fixed-rate residential real estate loans, we do so under the terms of arrangements we have entered into with another financial institution. Under this arrangement, we assist in the completion of a loan application and obtain certain financial information about the applicant on behalf of the originating institution, which then underwrites the loan pursuant to its own lending policies, and, if it approves the loan, funds the loan directly. We receive a fee for our services. Currently, we do not offer loans insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs, although these types of loans may be obtained by our customers through the loan arrangements described above. We determine the loan fees, interest rates and other provisions of the mortgage loans we originate, fund and hold in our portfolio based on our own pricing criteria and competitive market conditions.

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

We also originate loans for the construction of one- to four-family homes. At December 31, 2018, one- to four-family construction loans were $1.4 million. Our construction loans generally provide for interest only payments during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction, based on the appraised value as if complete. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent, licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan. Finally, we also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences, and we offer land loans under the same general terms as nonowner-occupied one- to four-family homes described above (fixed interest rates and one, three or five year maturities, with payments amortized based on a 25-year schedule). We limit the loan-to-value ratio to a maximum of 65%.

We make home equity lines of credit and, on occasion, other junior lien loans. Home equity lines of credit are made for terms of up to 20 years at adjustable rates, with the amount of the home equity line, when combined with the amount outstanding under any first mortgage, limited to an 80% loan to value ratio. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal. Our home equity lines of credit are secured by residential real estate but we do not necessarily also maintain the first mortgage on the real estate. As of December 31, 2018, we had $1.6 million of home equity and other junior lien loans.

Commercial and Multi-Family Real Estate Loans. At December 31, 2018 and 2017, we had $19.5 million and $16.5 million in commercial and multi-family real estate loans, which represented 35.6% and 31.6%, respectively, of our total loan portfolio, comprised of loans and lines of credit secured by commercial real estate, including multi-family residential real estate and owner-occupied commercial property. The following table provides more information about our commercial and multi-family real estate loan portfolio at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Category	Amount	Percent of Gross Loans	Amount	Percent of Gross Loans
	(Dollars in thousands)
Multi-Family	$9,913	18.1%	$10,126	19.4%
Multi-Family Construction	826	1.5	402	0.8
Commercial Real Estate	8,385	15.3	5,042	9.7
Commercial Real Estate Lines of Credit	390	0.7	902	1.7
Commercial Real Estate Construction	-	0	31	0.1
	$19,514	35.6%	$16,503	31.6%

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

Commercial Business Loans. We make a relatively limited amount of commercial business loans that are either secured by assets other than real property or that are not secured. As of December 31, 2018, and 2017, we had commercial business loans of $1.7 million, or 3.1% of our total loan portfolio, and $1.3 million, or 2.5%, of our total loan portfolio, respectively. For secured commercial loans and lines of credit, the interest rate and other terms are determined based upon the financial condition, including net worth, of the borrower as well as the type of collateral to secure the loan. Collateral for secured commercial business loans generally consists of the borrower’s accounts receivable, inventory and furniture, fixtures and equipment, although deposit accounts at Central Federal may also be pledged. We make unsecured commercial extensions of credit if the financial condition of the borrower is sufficient to support the loan; most of our unsecured commercial credits consist of lines of credit.

Consumer and Other Loans. Our consumer lending consists primarily of loans secured by used automobiles or other personal vehicles and, to a lesser extent, unsecured personal loans and loans secured by deposit accounts (share loans) at Central Federal. As of December 31, 2018 and 2017, we had consumer and other loans of $839,000, or 1.5% of our total loan portfolio, and $683,000, or 1.3% of our total loan portfolio, respectively. The following table provides additional information relating to our consumer lending.

	December 31, 2018		December 31, 2017
		Percent of		Percent of
Category	Amount	Gross Loans	Amount	Gross Loans
		(Dollars in thousands)
Personal Auto Loans	$572	1.0%	$466	0.9%
Personal Unsecured Loans	135	0.3	65	0.1
Share Loans	43	0.1	70	0.1
Overdraft	10	-	14	-
Other Secured Loans	79	0.1	68	0.1
	$839	1.5%	$683	1.3%

Loan Underwriting and Collections

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Central Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). In November 2012, the OCC approved Central Federal’s application to participate in the supplemental lending limits program (“SLLP”). Under the SLLP, Central Federal may extend credit for an additional 10% of their unimpaired capital and surplus for one- to four-family residential real estate and small business loans. The amount we can lend under this limit increased as a result of the completion of the offering in January 2016 and the contribution of 50% of the net offering proceeds to Central Federal. At December 31, 2018, our regulatory loans-to-one-borrower limit under the SLLP was $5.3 million. As of December 31, 2018, our three largest commercial real estate lending relationships consisted of multiple extensions of credit, each secured by real property, to a group of related borrowers with an aggregate principal balance of approximately $8.0 million; an extension of credit to one borrower, secured by multiple properties, with an aggregate principal balance of approximately $2.1 million; a loan secured by a local fraternity with a principal balance of approximately $2.9 million; and an additional loan secured by a local fraternity with a principal balance of approximately $3.0 million. At December 31, 2018, all of these loans were performing in accordance with their repayment terms.

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

The accrual of interest on real estate and commercial business loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans returned to accrual status when all the principal and interest amounts contractually are brought current, the borrower has demonstrated a period of sustained performance and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months. Management reports loan delinquencies to the board of directors on a monthly basis. Additional information with respect to our loans is available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis as of December 31, 2018 and December 31, 2017.”

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

We have an investment portfolio comprised of $8.4 million of certificates of deposit in other financial institutions and available for sale securities. At December 31, 2018, our investment portfolio was comprised of certificates of deposit in other financial institutions, each under $250,000 and each at a different insured depository institution. We also have investments, categorized as available-for-sale, in a municipal obligation with a fair value of $402,000, mortgage backed securities with a fair value of $4.0 million, a Small Business Administration (“SBA”) pool with a fair value of $795,000, and stock of the Federal Home Loan Mortgage Corporation with a fair value of $17,000, as of December 31, 2018. The municipal obligation has a coupon rate of 3.25%, matures in March 2033, and is callable in March 2023. The SBA Pool has a coupon of 2.27% and matures in February 2036. The mortgage backed securities have a coupon of 2.84%. Our investment strategy has remained consistent with our current philosophy of maintaining excess cash in interest-bearing deposits held in other financial institutions; we have and may continue to, on a limited basis, invest in debt securities. In addition to our investment portfolio, at December 31, 2018, we held $82,000 of Federal Home Loan Bank of Des Moines stock, carried at cost.

Deposit Activities and Other Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no outstanding borrowings at December 31, 2018 or at December 31, 2017. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. On occasion, Central Federal will accept deposits, typically in the form of certificate of deposit in denominations of $100,000 or greater, from other financial institutions. We do not have a formal program or policy with respect to such deposits, which are typically initiated by the other institution; rather, we will accept the deposits if, when the opportunity to accept the deposit arises, our management determines that the deposit is appropriate for us. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. As of December 31, 2018 and 2017, there were no deposits from such other financial institutions.

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

Borrowings. As a member of the Federal Home Loan Bank of Des Moines, Central Federal is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential real estate loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Central Federal also is eligible, upon the satisfaction of collateral security and other requirements, to borrow from the Federal Reserve Bank of St. Louis. While we have obtained Federal Home Loan Bank advances in the past, we had no outstanding borrowings from the Federal Home Loan Bank or Federal Reserve Bank at December 31, 2018 or 2017.

Personnel

As of December 31, 2018, we had 16 full-time equivalent employees, none of whom are represented by a collective bargaining unit.

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

Capital Requirements. Central Federal is subject to minimum regulatory capital requirements imposed under OCC regulations. Federal regulations establish the minimum capital level requirements applicable to FDIC-insured institutions of at least: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result, in effect, in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began a phase-on period in January 2016 at .625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At December 31, 2018, our regulatory loans-to-one borrower limitation under the supplemental lending limits program approved by the OCC was $5.3 million. All loans to one borrower that aggregate over $500,000 are reviewed by a Central Federal commercial loan officer and are presented to the board of directors annually. Further, our management reviews and recommends to the board of directors through our loan committee such lesser limitations on the extension of credit to a single borrower or borrowing entity as it feels prudent and in the best interest of Central Federal based on the current economic, competitive environment and the circumstances of Central Federal.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, such as making any new investments or engaging in any new activity not allowed for both a national bank and a savings association, establishing any new branch office unless establishment would be allowable for a national bank, and paying dividends unless such payment would be both allowable for a national bank and necessary to meet the obligations of the association’s holding company. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2018, Central Federal met the qualified thrift lender test.

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

Assessments. Central Federal is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon an association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly financial report. The assessments paid by Central Federal for the year ended December 31, 2018 totaled approximately $42,000.

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

Federal Home Loan Bank System. Central Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Central Federal, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Central Federal was in compliance with this requirement at December 31, 2018 with an investment in Federal Home Loan Bank stock with a book value of $82,000.

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

Other Regulations

Central Federal’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination based on race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Central Federal also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as Check 21), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

●	Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

●	Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act and its implementing regulations requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital Requirements. In July 2013, the Federal Reserve Board approved a new rule that implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies. However, under the Federal Reserve Board’s “Small Bank Holding Company” exemption from consolidated capital requirements, savings and loan holding companies with less than $3 billion in consolidated assets, such as the Company, are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements.”

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

Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

●	the strength of the U.S. economy in general and the strength of the local economies in that comprise our primary markets, including areas where we conduct substantial operations or have purchased a significant amount of correspondent loans;

●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	our ability to implement our strategic plans;

●	changes in our organization, compensation and benefit plans, and our ability to attract and retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	fluctuation in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by any declines in the value of real estate in our market area;

●	our ability to attract and maintain deposits and our success in introducing new financial products;

●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	risks related to a high concentration of loans secured by real estate located in our market area;

●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	our ability to have sufficient taxable income to be able to fully deduct contributions to our charitable foundation;

●	changes in the level of government support of housing finance;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in our compensation and benefit plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own;

●	increased competitive pressures among financial services companies;

●	changes in consumer spending, borrowing and savings habits;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

●	the effects of, and changes in, trade and fiscal policies and laws of the United States government and federal executive branch, including changes in foreign and military policies; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company and Central Federal operate from our office located at 210 West 10th Street, Rolla, Missouri 65401. The net book value of our premises at December 31, 2018 was $506,000.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Holder and Dividend Information. The common stock of the Company is quoted on the OTC Pink Marketplace under the symbol “CFDB.” The following table sets forth the high and low bid information of the common stock and dividends paid per share for the quarters ended March 31, June 30, September 30, and December 31 of each of 2018 and 2017. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low	Close	Dividends Declared Per Share
Quarter ended March 31, 2018	$14.50	$14.20	$14.47	—
Quarter ended June 30, 2018	$14.40	$13.55	$14.40	—
Quarter ended September 30, 2018	$14.40	$13.50	$13.50	—
Quarter ended December 31, 2018	$13.65	$12.70	$13.30	—
Quarter ended March 31, 2017	$13.00	$12.27	$12.50	—
Quarter ended June 30, 2017	$13.50	$12.42	$13.25	—
Quarter ended September 30, 2017	$16.00	$13.25	$13.75	—
Quarter ended December 31, 2017	$14.59	$13.25	$14.50	—

The approximate number of holders of record of the Company’s common stock as of March 12, 2019 was 91. Certain shares of the Company are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Stock Repurchases. The following table presents information regarding stock repurchases by the Company during the quarter ended December 31, 2018. All repurchases were effected pursuant to the repurchase programs announced on June 22, 2018 and November 27, 2018.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
October 1, 2018 through October 31, 2018	11,100	$13.23	11,100	6,902
November 1, 2018 through November 30, 2018	10,200	$13.36	10,200	70,096
December 1, 2018 through December 31, 2018	13,000	$13.53	5,000	57,096

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

Results of Operations for the Years Ended December 31, 2018 and 2017

Overview. We had a net income of $35,000 for the year ended December 31, 2018 as compared to a net loss of $9,000 for the year ended December 31, 2017. Net interest income increased $119,000 and noninterest expense increased $5,000. The $44,000, or 488.9%, increase in net income between the years was primarily a result of the increase in net interest income and the reduction of professional fees.

Net Interest Income. The following table presents a summary of net interest income before provision for loan losses.

Year Ended December 31, (Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Components of net interest income
Loans, Including Fees	$2,395	$2,217	$178	8.03%
Securities and Other	249	268	(19)	-7.09%
Total interest income	$2,644	$2,485	$159	6.40%

Deposits	327	287	40	13.94%
Total interest expense	327	287	40	13.94%
Net interest income	$2,317	$2,198	$119	5.41%

Net interest income increased by $119,000, or 5.4%, to $2.3 million for the year ended December 31, 2018 from $2.2 million for the year ended December 31, 2017. Interest income on loans increased by $178,000 from the year ended December 31, 2017, to the year ended December 31, 2018, primarily due to loan growth, while the interest income generated by the investment portfolio decreased $19,000 over the prior year, and interest expense increased by $40,000 during that same period. Securities and other interest income consists of interest on bank accounts, securities available for sale, certificates of deposit, municipal obligations, federal funds sold and dividends on Federal Home Loan Bank Stock.

The increase in interest expense on deposits was primarily due to the increase in volume and rate on certificate of deposit accounts. The average balance of certificates of deposit increased by $1.2 million as a result of a certificate of deposit promotion, and the average balance of interest-bearing DDA accounts decreased by $766,000 primarily due to the transfer of funds to a certificate of deposit account.

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

	Year Ended December 31,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of fees	$54,471	$2,395	4.40%	$51,331	$2,217	4.32%
Securities and other interest bearing assets (1)	12,408	249	2.01%	17,326	268	1.55%
Total interest-earning assets	66,879	2,644	3.95%	68,657	2,485	3.62%
Non-interest-earning assets	2,110			2,353
Allowance for loan losses	(252)			(263)
Total assets	$68,737			$70,747

Interest-bearing liabilities:
Certificate of deposit	$16,174	213	1.32%	$15,003	171	1.14%
Savings	3,865	12	0.31%	3,777	12	0.32%
Money Market	9,723	53	0.55%	9,606	52	0.54%
Interest-bearing DDA	9,599	49	0.51%	10,365	52	0.50%
Total interest-bearing deposits	39,361	327	0.83%	38,751	287	0.74%
Non-interest-bearing deposits	3,020			4,324
Other non-interest-bearing liabilities	367			334
Total liabilities	42,748			43,409
Total equity	25,989			27,338
Total liabilities and equity	$68,737			$70,747

Net interest income		$2,317			$2,198
Net interest rate spread (2)			3.12%			2.88%
Net interest-earning assets (3)	$27,518			$29,906
Net interest margin (4)		3.46%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	169.9%			177.2%

(1)	Includes municipal obligations with an average balance and interest income of $405,000 and $12,000, respectively.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of changes in each. The following table presents the rate volume analysis for the year ended December 31, 2018.

	Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$138	$40	$178
Other interest-earning assets	(87)	68	(19)
Total interest-earning assets	51	108	159
Interest-bearing liabilities:
Certificate of deposit	14	28	42
Savings	-	-	-
Money Market	-	1	1
Interest-bearing DDA	(4)	1	(3)
Total interest-bearing liabilities	10	30	40

Change in net interest income	$41	$78	$119

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

We had provision for loan losses of $25,000 for the year ended December 31, 2018, compared to a provision for loan losses of $9,000 for the year ended December 31, 2017. Net loan charge-offs amounted to $16,000 during the year ended December 31, 2018, compared to net recoveries of $1,000 during the year ended December 31, 2017.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses in the loan portfolio at December 31, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, our primary regulator may comment during an examination on the provision for loan losses or the recognition of further loan charge-offs. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of Central Federal’s management. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “Allowance for Loan Losses, Analysis of Non-Performing Assets and Troubled Debt Restructurings,” and “Classified Assets” below.

Noninterest Income. Total noninterest income decreased by $24,000 during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease is primarily due to recognizing the change in fair value of the equity securities in 2018 because of the implementation of FASB ASU 2016-01.

	2018	2017	Increase (Decrease)	% Change
	(Dollars in thousands)
Customer service fees	$92	$89	$3	3.37
Unrealized Gain (Loss) on Equity Securities	$(22)	$-	$(22)	100.00
Other income	20	25	(5)	(20.00)
Total	$90	$114	$(24)	(21.05)

Noninterest Expenses. Total noninterest expenses increased by $5,000, or 0.22%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The minimal increase in noninterest expense was primarily due to the increase in operations of foreclosed assets. While noninterest expenses for compensation and employee benefits and occupancy and equipment also increased, there were reductions in several other noninterest expense categories to offset those increases.

Year Ended December 31, (Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Compensation and employee benefits	$1,319	$1,278	$41	3.21%
Data Processing and other outside services	333	341	(8)	-2.35%
FDIC insurance and regulatory assessmenet	52	55	(3)	-5.45%
Occupancy and Equipment	206	188	18	9.57%
Legal and Professional Services	242	315	(73)	-23.17%
Supplies, Telephone, and Postage	37	48	(11)	-22.92%
Operations of Foreclosed Assets	29	(16)	45	281.25%
Other	104	108	(4)	-3.70%
Total	$2,322	$2,317	$5	0.22%

Income Tax Expense (Benefit). We had an income tax expense of $25,000 for the year ended December 31, 2018, compared to an income tax benefit of $5,000 for the year ended December 31, 2017. This is due to income before taxes of $60,000 for the year ended December 31, 2018, compared to a loss before income taxes of $14,000 during the same period in 2017. In 2016, we established a valuation allowance of $236,000 on the entire deferred tax asset related to the contribution to the Central Federal Community Foundation of $788,000 as it is not deemed to be realizable.

Balance Sheet Analysis as of December 31, 2018 and December 31, 2017

Total Assets. At December 31, 2018, total assets were $69.2 million, an increase of $1.1 million, or 1.6%, from total assets of $68.1 million at December 31, 2017. The increase in total assets for the year ended December 31, 2018 was due mainly to the net effect of a $1.8 million, or a 62.1%, increase in cash and cash equivalents due to a deposit increase of $2.1 million, or 5.2%, while investments decreased by $3.5 million, or 29.4%, and loans increased by $2.6 million, or 4.9%, during the year ended December 31, 2018.

Loans. The largest portion of our loan portfolio consists of residential real estate loans which totaled $32.8 million, or 59.8%, and $33.8 million, or 64.6%, of the total loan portfolio at December 31, 2018 and 2017, respectively. Residential real estate loans decreased by $979,000, or 2.9%, during the year ended December 31, 2018.

Commercial and multi-family real estate loans totaled $19.5 million and represented 35.6% of total loans at December 31, 2018. This is an increase of $3.0 million, or 18.2%, from $16.5 million, or 31.6% of total loans, at December 31, 2017. The market area served by Central Federal is very competitive and interest rate sensitive. Commercial real estate loans generally consist of loans secured by multi-family residential rentals, retail stores, and other commercial real estate.

Commercial business loans totaled $1.7 million and $1.3 million, comprising 3.1% and 2.5% of the total loan portfolio at December 31, 2018 and 2017, respectively. Commercial business loans increased $373,000, or 29.0%, during the year ended December 31, 2018.

Consumer and other loans increased by $156,000, or 22.8%, from $683,000 at December 31, 2017 to $839,000 at December 31, 2018.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Business	$1,658	3.1%	$1,285	2.5%
Commercial and Multi-Family Real Estate	19,514	35.6%	16,503	31.6%
Residential Real Estate	32,774	59.8%	33,753	64.6%
Consumer and Other	839	1.5%	683	1.3%
Total Loans	54,785	100.0%	52,224	100.0%

Allowance for loan losses	(282)		(273)
Net deferred loan fees	(10)		(14)

Net Loans	$54,493		$51,937

Loan Maturity. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Actual maturities may differ due to prepayments.

	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total Loans
	(In thousands)

Due in One Year or Less	$887	$1,857	$1,551	$88	$4,383
Due after One through Five Years	493	4,811	4,569	705	10,578
Due after Five Years	278	12,846	26,654	46	39,824
	$1,658	$19,514	$32,774	$839	$54,785

Fixed versus Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019, and that have either fixed interest rates, or floating or adjustable interest rates. The amounts shown below exclude deferred loan origination fees and deferred loan costs.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Secured by Real Estate:
Commercial and Multi-Family	$9,366	$8,291	$17,657
Residential	6,537	24,686	31,223
Other Loans:
Commercial Business	-	771	771
Consumer and Other	751	-	751
Total Loans	$16,654	$33,748	$50,402

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

Loan Activity. The following table shows loan activity, consisting of loans originated, loan payoffs and loan charge-offs, for the year indicated.

	Year Ended December 31,
	2018	2017
	(In thousands)
Total loans at beginning of year	$52,224	$49,528
Loans Originated:
Commercial Business	431	241
Commercial and Multi-Family Real Estate	6,963	2,967
Residential Real Estate	4,264	5,828
Consumer and Other	613	626
Total loans originated	12,271	9,662
Deduct:
Loans principal repayment (amortization and payoffs)	(9,688)	(6,962)
Charge-offs	(22)	(4)
Net loan activity	2,561	2,696
Total loans at end of year	$54,785	$52,224

Loan originations come from a variety of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

We did not sell any loans during the years ended December 31, 2018 and 2017. From time to time we do buy participation loans. We did not purchase any loans during the year ended December 31, 2018 and 2017.

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

At December 31, 2018, the allowance was $282,000 and represented 0.51% of total loans. At December 31, 2017, the allowance was $273,000 and represented 0.52% of total loans. At December 31, 2018, the largest allowance in the portfolio was the allowance for residential real estate loans which made up about 61.7% of the total allowance at $174,000, and at December 31, 2017, the largest allowance in the portfolio was the allowance for residential real estate loans which made up about 80.6% of the total allowance at $220,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in each category.

	December 31, 2018			December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)

Commercial Business	$4	1.4%	3.1%	$3	1.1%	2.5%
Commercial and Multi-Family Real Estate	81	28.8%	35.6%	38	13.9%	31.6%
Residential Real Estate	174	61.7%	59.8%	220	80.6%	64.6%
Consumer and Other	4	1.4%	1.5%	3	1.1%	1.3%
Total allocated allowance	263	93.3%	100.0%	264	96.7%	100.0%
Unallocated allowance	19	6.7%		9	3.3%
Total allowance for loan loss	$282	100.0%	100.0%	$273	100.0%	100.0%

At December 31, 2018, our allowance for loan losses of $282,000 was 89.2% of non-performing loans. At December 31, 2017, our allowance for loan losses of $273,000 was 270.3% of non-performing loans.

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended
	December 31,
	2018	2017
	(Dollars in thousands)
Allowance at beginning of year	$273	$263
Charge-offs:
Residential real estate	(22)	-
Consumer and other	-	(4)
Total charge-offs	(22)	(4)
Recoveries	6	5
Net recoveries (charge-offs)	(16)	1
Provision for loan losses	25	9
Allowance at end of year	$282	$273

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.00%
Allowance for loan losses to non-performing loans at end of year	89.2%	270.3%
Allowance for loan losses to total loans at end of year	0.51%	0.52%

For the year ended December 31, 2018, the allowance increased by $9,000 to $282,000, as compared to an increase of $10,000 to $273,000 during the same period in 2017. The increase for the year ended December 31, 2018 was due to $22,000 in charge-offs offset with $6,000 in recoveries, as well as $25,000 in provision for loan losses. Charge-offs were $22,000 in residential real estate loans in 2018. In 2017, the largest charge-off was for $4,000. The allowance for loan losses to non-performing loans ratio decreased due to an increase in non-performing loans to $316,000 as of December 31, 2018 from $101,000 as of December 31, 2017. The allowance for loan loss as a percentage of total loans as of December 31, 2018 decreased by 0.01% to 0.51% compared to 0.52% as of December 31, 2017.

Delinquencies. The following table provides the information about delinquencies in our loan portfolio at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Commercial and Multi-Family Real Estate	-	$-	-	$-	-	$-
Residential Real Estate	8	284	2	134	10	418
Consumer and Other	-	-	-	-	-	-
Total	8	$284	2	$134	10	$418

At December 31, 2017	(Dollars in thousands)
Commercial and Multi-Family Real Estate	-	$-	-	$-	-	$-
Residential Real Estate	8	306	1	71	9	377
Consumer and Other	-	-	-	-	-	-
Total	8	$306	1	$71	9	$377

As of December 31, 2018, there were eight loans delinquent between 30-89 days which totaled $284,000. This is a decrease from the eight loans delinquent for 30-89 days as of December 31, 2017, which totaled $306,000. There was an increase in loans delinquent for 90 days or more from one loan totaling $71,000 as of December 31, 2017 to two loans totaling $134,000 as of December 31, 2018.

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

Loans are generally placed on non-accrual status when the collectability is considered to be uncertain or payments have become more than 90 days or more delinquent, unless the credit is well-secured and in process of collection. In some cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Personal loans are typically charged off no later than 180 days past due. As of December 31, 2018, there were three loans on non-accrual status totaling $182,000, which is an increase of $152,000 from the one loan on non-accrual status amounting to $30,000 as of December 31, 2017. Non-accrual loans for those periods represented .3% and .1% of total loans, respectively.

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

The following table provides information with respect to our non-performing assets and accruing troubled debt restructurings at the dates indicated.

	December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$182	$30
Total	182	30
Accruing loans 90 days or more past due:
Residential real estate	$134	$71
Total non-performing loans	316	101
Real estate owned	143	—
Total non-performing assets	$459	$101
Trouble debt restructurings (TDR)	-	-
Total non-performing and troubled debt restructurings	$459	$101

Ratios:
Total non-performing loans to total loans	0.58%	0.19%
Total non-performing assets to total assets	0.66%	0.15%
Total non-performing loans and TDRs to total loans	0.58%	0.19%
Total non-performing assets and TDRs to total assets	0.66%	0.15%

Total non-performing loans increased by $215,000 from $101,000 at December 31, 2017 to $316,000 at December 31, 2018. This was primarily due to an increase in residential real estate past due, three loans being transferred to nonaccrual status during the year, and the delayed payoff of the $134,000 in accruing loans 90 days or more past due, which occurred in January 2019.

There were two foreclosed assets at December 31, 2018, which is an increase from no foreclosed property at December 31, 2017. Both foreclosed properties are under contract to sell in the first quarter of 2019. One additional property is scheduled for foreclosure in the first quarter of 2019 for which the loan total is $68,000 and no loss is expected.

The following table provides information with respect to partial charge-offs on non-performing loans and accruing troubled debt restructurings at the dates indicated.

	December 31,
	2018	2017
	(Dollars in thousands)
Gross non-performing loans	$316	$103
Less partially charged off non-performing loans	-	2
Adjusted non-performing loans	$316	$101

Gross non-performing loans and accruing troubled debt restructurings	$316	$103
Adjusted non-performing loans and accruing troubled debt restructurings	$316	$101
Adjusted non-performing loans to total assets	0.5%	0.1%
Adjusted non-performing loans and accruing troubled debt restructurings to total assets	0.5%	0.1%
Allowance for loan losses to adjusted non-performing loans and accruing troubled debt restructurings at end of year	89.2%	270.3%

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

	December 31,
	2018	2017
	(In thousands)
Special mention	$198	$774
Substandard	350	284
Total criticized and classfied loans	$548	$1,058
Foreclosed assets	143	-
Total criticized and classfied assets	$691	$1,058

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

The following table sets forth the amortized costs and fair values of our available-for-sale securities at the dates indicated.

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available-for-sale:
Mortgage Backed Securities	$4,163	$3,975	$4,994	$4,883
Small Business Administration Pools	840	795	916	885
Municipal Obligation	405	402	406	412
Federal Home Loan Mortgage Corp. Stock	15	17	15	40
	$5,423	$5,189	$6,331	$6,220

At December 31, 2018, our securities available-for-sale consisted of seven mortgage-backed securities and a fully guaranteed Small Business Administration investment, with fair values of $3.9 million and $795,000, respectively, one municipal bond backed by a local school district with a fair value of $402,000, and Federal Home Loan Mortgage Corporation common stock with a fair value of $17,000 for a total of $5.2 million as compared to the December 31, 2017 available-for-sale security portfolio with a fair value of $6.2 million.

The following table indicates amortized cost and estimated fair value of securities available-for-sale at December 31, 2018 based upon contractual maturity.

	Amortized Cost	Fair Value
Over Ten Years	$405,000	$402,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,003,000	4,770,000
Equity Securities	15,000	17,000
Total	$5,423,000	$5,189,000

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

Total deposits increased by $2.1 million, or 5.2%, from $41.6 million, or 61.1% of total assets, at December 31, 2017 to $43.8 million, or 63.3% of total assets, at December 31, 2018, primarily due to a certificate of deposit promotion. Interest-bearing demand deposits make up the majority of the deposit balance accounting for $18.3 million, or 41.8%, and $20.5 million, or 49.2%, as of December 31, 2018 and 2017, respectively. Noninterest-bearing demand deposits increased by $543,000 and savings accounts increased by $290,000.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-Bearing DDA	$3,724	8.5%	$3,181	7.6%
Interest-Bearing DDA	18,325	41.8%	20,498	49.2%
Savings	3,939	9.0%	3,649	8.8%
Certificates of Deposit, $250,000 or more	2,138	4.9%	667	1.6%
Certificates of Deposit, less than $250,000	15,656	35.8%	13,641	32.8%
Total Deposits	$43,782	100.0%	$41,636	100.0%

Certificates of deposit, specifically those less than $250,000, increased by $2.0 million in 2018.

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of December 31, 2018.

Maturity Period at December 31, 2018	Amount
(In thousands)
Three months or less	$245
Over three months through six months	314
Over six months through 12 months	1,351
Over 12 months	4,657
Total	$6,567

Stockholders’ Equity. Stockholders’ equity decreased by $1.1 million, or 4.2%, to $25.2 million at December 31, 2018 from $26.3 million at December 31, 2017 as the result of the repurchase of treasury stock. As described above, the Company had a net income of $35,000 for the year ended December 31, 2018.

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits, and securities available for sale. At December 31, 2018, cash and cash equivalents totaled $4.7 million. Certificates of deposit in other financial institutions and securities available-for-sale totaled $3.2 million and $5.2 million, respectively, at December 31, 2018.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $246,000 for the year ended December 31, 2018 and $261,000 for the year ended December 31, 2017. Net cash provided by investing activities, which consists primarily of activity in short term certificates of deposit and loans, was $549,000 for the year ended December 31, 2018, and net cash used in investing activities was $3.4 million for the year ended December 31, 2017. Net cash provided by financing activities, consisting of activity in deposit accounts and the purchase of treasury stock, was $1.0 million for the year ended December 31, 2018. Net cash used in financing activities was $6.1 million for the year ended December 31, 2017.

Certificates of deposit maturing over the next 12 months total $7.7 million, or 43.3%, of certificates of deposit. Although we generally manage the pricing of our deposits to be competitive, management understands that if these maturing deposits are not reinvested or do not stay with Central Federal, we will be required to seek other sources of funding or rely on new certificates of deposit. If these deposits are withdrawn, it is anticipated that they would be funded with available cash or replaced with deposits from other customers. Federal Home Loan Bank or Federal Reserve Bank borrowings or proceeds from the sale of securities could also be used to replace unanticipated outflows of deposits.

Capital Management

We are subject to various regulatory capital requirements administered by the OCC, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all of our regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines, with Tier 1 capital to adjusted average assets ratio of 29.9%, a Tier 1 capital to risk-weighted assets ratio of 46.1% a total-risk based capital to risk-weighted assets ratio of 46.7% and a common equity Tier 1 capital to risk-weighted assets ratio of 46.1%. Refer to Note 14 of the accompanying Notes to the Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements. In the normal course of business, Central Federal has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. Central Federal’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of those instruments. Central Federal has $7.9 million in unfunded commitments under lines of credit and there were no standby letters of credit as of December 31, 2018. Unfunded commitments under lines of credit were $3.8 million and there were no standby letters of credit as of December 31, 2017.

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

The following table presents the change in the economic value of our equity at December 31, 2018 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.

				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest Rates	Estimated	(Decrease) in EVE		EVE	(Decrease)
(basis points) (1)	Amount (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+400	$20,473	$(3,115)	-13.21%	32.97%	(104)
+300	21,367	(2,221)	-9.42%	33.41%	(63)
+200	22,251	(1,337)	-5.67%	33.79%	(22)
+100	22,036	(1,552)	-2.34%	34.04%	3
-------	23,588	-	-	34.01%	-
-100	23,842	254	1.07%	33.65%	(36)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

See Note 1 of the accompanying Notes to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements for the Company are a part of this Annual Report on Form 10-K and may be found in Part IV under Item 15 beginning on page F-1.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the identification, business experience and qualifications of the Company’s directors will be included in our Proxy Statement (Schedule 14A) to be filed with SEC within 120 days of the Company’s fiscal year end in connection with its 2019 Annual Meeting of Shareholders currently scheduled to be held on May 21, 2019 (the “Proxy Statement”), under the headings “Corporate Governance and Board Matters,” “Audit Related Matters,” and “Item 1 — Election Of Directors.” Information called for by this item concerning compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the headings “Other Information Relating to Directors and Executive Officers” and “Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Item 2 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report

(a) Financial Statements. The following are filed as a part of this document under Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(b) Exhibits.

3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)
3.2	Bylaws of Central Federal Bancshares, Inc.(1)
4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)
10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)
10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

* Management contract or compensatory agreement or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the SEC on September 11, 2015.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)	Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.

(c) Financial Statement Schedules. All schedules for which this provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

Item 16. Form 10-K Summary

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CENTRAL FEDERAL BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Central Federal Bancshares, Inc.

Rolla, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Central Federal Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

We have served as the Company’s auditor since 2017.

Springfield, Missouri
March 27, 2019

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31, 2018	December 31, 2017

ASSETS
Cash and Due from Financial Institutions	$4,168,000	$2,049,000
Federal Funds Sold	561,000	876,000
Cash and Cash Equivalents	4,729,000	2,925,000
Certificates of Deposit in Other Financial Institutions	3,224,000	5,699,000
Securities Available-for-Sale at Fair Value	5,189,000	6,220,000
Federal Home Loan Bank (FHLB) Stock, at Cost	82,000	89,000
Loans, Net of Allowance for Loan Losses of $282,000 and $273,000 at December 31, 2018 and December 31, 2017, respectively	54,493,000	51,937,000
Foreclosed Assets	143,000	-
Premises and Equipment, Net	717,000	710,000
Accrued Interest Receivable	167,000	163,000
Other Assets	297,000	245,000
Total Assets	$69,041,000	$67,988,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-Bearing	$3,724,000	$3,181,000
Interest-Bearing	40,058,000	38,455,000
Total Deposits	43,782,000	41,636,000
Other Liabilities	38,000	34,000
Total Liabilities	43,820,000	41,670,000
Reedeemable Common Stock Held By Employee Stock
Ownership Plan (“ESOP”)	242,000	159,000
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,788,020 shares issued; outstanding shares: 2018 - 1,592,920, 2017 - 1,675,920	18,000	18,000
Retained Earnings - Substantially Restricted	12,811,000	12,758,000
Additional Paid-In Capital	16,486,000	16,464,000
Treasury Stock, at cost: 2018 - 195,100 shares; 2017 - 112,100 shares	(2,660,000)	(1,523,000)
Common Stock Acquired by the ESOP	(1,259,000)	(1,316,000)
Accumulated Other Comprehensive Income (Loss)	(175,000)	(83,000)
Total Stockholders’ Equity	25,221,000	26,318,000
Less Maximum cash obligation related to ESOP shares	242,000	159,000
Total Stockholders’ Equity Less Maximum Cash Obligations
Related to ESOP Shares	24,979,000	26,159,000
Total Liabilities and Stockholders’ Equity	$69,041,000	$67,988,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(ROUNDED TO THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year Ended
	December 31,
	2018	2017

INTEREST INCOME
Loans, Including Fees	$2,395,000	$2,217,000
Securities and Other	249,000	268,000
Total Interest Income	2,644,000	2,485,000
INTEREST EXPENSE
Deposits	327,000	287,000
Total Interest Expense	327,000	287,000
NET INTEREST INCOME	2,317,000	2,198,000
PROVISION FOR LOAN LOSSES	25,000	9,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,292,000	2,189,000
NONINTEREST INCOME
Customer Service Fees	92,000	89,000
Unrealized Loss on Equity Securities	(22,000)	-
Other Income	20,000	25,000
Total Noninterest Income	90,000	114,000
NONINTEREST EXPENSE
Compensation and Employee Benefits	1,319,000	1,278,000
Data Processing and Other Outside Services	333,000	341,000
FDIC Insurance and Regulatory Assessment	52,000	55,000
Occupancy and Equipment	206,000	188,000
Legal and Professional Services	242,000	315,000
Supplies, Telephone, and Postage	37,000	48,000
Expense (Income) from Foreclosed Assets, net	29,000	(16,000)
Other	104,000	108,000
Total Noninterest Expense	2,322,000	2,317,000
INCOME (LOSS) BEFORE INCOME TAXES	60,000	(14,000)
INCOME TAX EXPENSE (BENEFIT)	25,000	(5,000)
NET INCOME (LOSS)	$35,000	$(9,000)

Common share data
Basic and diluted income (loss) per share	$0.02	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(ROUNDED TO THOUSANDS)

	Year Ended
	December 31,
	2018	2017

NET INCOME (LOSS)	$35,000	$(9,000)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Debt Securities Available-for-Sale	(122,000)	39,000
Income Tax Benefit (Expense)	30,000	(17,000)
Total Other Comprehensive Income (Loss), net of tax	(92,000)	22,000
TOTAL COMPREHENSIVE INCOME (LOSS)	$(57,000)	$13,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(ROUNDED TO THOUSANDS)

	Common Stock	Additional Paid-In Capital	Common Stock Acquired by ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

BALANCE, JANUARY 1, 2017	$18,000	$16,446,000	$(1,373,000)	$12,767,000	$-	$(105,000)	$27,753,000
Net Loss	-	-	-	(9,000)	-	-	(9,000)
Other Comprehensive Income	-	-	-	-	-	22,000	22,000
ESOP Shares Earned	-	18,000	57,000	-	-	-	75,000
Treasury Stock Purchased, 112,100 shares	-	-	-	-	(1,523,000)	-	(1,523,000)
BALANCE, DECEMBER 31, 2017	$18,000	$16,464,000	$(1,316,000)	$12,758,000	$(1,523,000)	$(83,000)	$26,318,000

BALANCE, JANUARY 1, 2018	$18,000	$16,464,000	$(1,316,000)	$12,758,000	$(1,523,000)	$(83,000)	$26,318,000
Net Income	-	-	-	35,000	-	-	35,000
Other Comprehensive Income	-	-	-	-	-	(74,000)	(74,000)
Adjustment for equity securities upon adoption of ASU 2016-01	-	-	-	18,000	-	(18,000)	-
ESOP Shares Earned	-	22,000	57,000	-	-	-	79,000
Treasury Stock Purchased, 83,000 shares	-	-	-	-	(1,137,000)	-	(1,137,000)
BALANCE, DECEMBER 31, 2018	$18,000	$16,486,000	$(1,259,000)	$12,811,000	$(2,660,000)	$(175,000)	$25,221,000

See Accompanying Notes to Consolidated Financial Statements.

CENTRAL FEDERAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(ROUNDED TO THOUSANDS)

	Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$35,000	$(9,000)
Items not requiring (providing) cash:
Net Amortization of Securities	37,000	52,000
Provision for Loan Losses	25,000	9,000
Depreciation	78,000	68,000
Deferred Income Tax	(2,000)	2,000
Gain (Loss) on Impairment/ Sale of Foreclosed Assets	8,000	(22,000)
ESOP Expense	79,000	75,000
Loss on Equity Securities	22,000	-
Net Changes in:
Accrued Interest Receivable	(4,000)	(3,000)
Other Assets	(25,000)	50,000
Other Liabilities	(7,000)	39,000
Net Cash Provided by Operating Activities	246,000	261,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit in Other Financial Institutions	(248,000)	(2,971,000)
Proceeds from Maturities of Certificates of Deposit in Other Financial Institutions	2,723,000	1,984,000
Net Change in FHLB Stock	7,000	8,000
Purchase of Securities Available-for-Sale	-	(777,000)
Proceeds from Maturities, Calls and Paydowns of Securities Available-for-Sale	873,000	1,125,000
Net Increase in Loans	(2,716,000)	(2,780,000)
Purchases of Premises and Equipment	(74,000)	(144,000)
Proceeds from Sale of Foreclosed Assets	-	130,000
Capitalized Costs on Foreclosed Assets	(16,000)	-
Net Cash Provided by (Used In) Investing Activities	549,000	(3,425,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	2,146,000	(4,587,000)
Purchase of Treasury Stock	(1,137,000)	(1,523,000)
Net Cash Provided by (Used in) Financing Activities	1,009,000	(6,110,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,804,000	(9,274,000)
Cash and Cash Equivalents at Beginning of Year	2,925,000	12,199,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,729,000	$2,925,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest Paid on Deposits	$327,000	$287,000
Income Taxes Paid, Net of Refunds Received	$12,000	$(55,000)
Noncash Investing Activities:
Transfer of Loans to Foreclosed Assets	$135,000	$82,000
Premises and Equipment in Payables	$11,000	$-

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

Principles of Consolidation

On January 12, 2016, Central Federal completed its conversion from the mutual to stock form of ownership and now operates as a wholly-owned subsidiary of the Company. The conversion was accounted for as a change in corporate form with the historic base of Central Federal’s assets, liabilities and equity unchanged as a result. The consolidated financial statements as of and for the year ended December 31, 2018 and 2017 are for the Company and Central Federal. Intercompany transactions and balances have been eliminated in the consolidation.

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

The Company maintains cash in correspondent bank accounts in amounts which exceed the federally insured limits. The Company’s management monitors the balances in these accounts and periodically assesses the financial condition of the correspondent banks. Interest bearing funds in cash and cash equivalents were $4,729,000 and $2,925,000 as of December 31, 2018 and 2017, respectively. At December 31, 2018, the balance of Company’s cash accounts exceeded federally insured limits by approximately $3,390,000.

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

FHLB Stock, at Cost

The Company is a member of the Federal Home Loan Bank of Des Moines (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery at par value. Both cash and stock dividends are reported as income. Management believes no impairment charge was necessary related to the FHLB stock for the years ended December 31, 2018 or 2017.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. The Company has determined the application of guidance in the nonrefundable fees and other costs standard regarding the deferral of loan origination fees and direct loan origination costs, does not have a material effect on its financial statements. As such, these fees and costs have been primarily recognized during the period they are collected and incurred, respectively. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The Company files federal and state income tax returns, and it is not subject to federal or state income tax examinations for taxable years prior to 2015.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The standard was effective January 1, 2018 and the Company adopted the new standard during the first quarter of 2018, as required. The adoption of the standard resulted in a cumulative-effect adjustment that increased retained earnings by $18,000 with an offsetting adjustment to AOCI.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements, removing disclosure requirements for transfers between levels 1 and 2 and the valuation process for level 3, while adding disclosure requirements for changes in unrealized gains or losses in other comprehensive income for level 3 fair value measurements. The amendments in this ASU will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company has not yet determined the impact the adoption of ASU 2018-13 will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that requires companies to recognize operating lease right of use assets and related liabilities on the balance sheet. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company has determined that the adoption of ASU 2016-02 will have no impact on the consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition Accounting Changes

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment that clarifies the principles for recognizing revenue and establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans, investments and letters of credit. Service charges on deposit accounts, representing general services fees for monthly account maintenance, and transaction-based fee revenue is recognized when our performance is completed which is generally monthly.

ASU 2014-09 became effective for the Company on January 1, 2018 and had no material effect on how we recognize revenue or on the consolidated financial statements and disclosures.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first in, first out method.

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on net income.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

note 2 INCOME (LOSS) PER SHARE

Income (loss) per share is based upon the weighted-average shares outstanding. The shares in Central Federal’s ESOP which have been committed to be released are considered outstanding.

	December 31, 2018	December 31, 2017

Basic and Diluted Income (Loss) per Share:
Net Income (Loss)	$35,000	$(9,000)
Weighted-Average Basic and Diluted Shares Outstanding	1,516,301	1,610,060
Net Income (Loss) per Share, Basic and Diluted	$0.02	$(0.01)

note 3 Certificates of DEPOSIT IN OTHER FINANCIAL INSTITUTIONS

Certificates of deposit in other financial institutions are as follows:

	December 31,
	2018	2017
Certificates of Deposit at Cost Maturing In:
One Year or Less	$992,000	$2,481,000
One Year to Five Years	2,232,000	3,218,000
	$3,224,000	$5,699,000

note 4 sECURITIES

The carrying amount and estimated fair market value of debt securities classified as available-for-sale are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,163,000	$-	$(188,000)	$3,975,000
Small Business Administration Pools	840,000	-	(45,000)	795,000
Municipal Obligation	405,000	-	(3,000)	402,000
Total	$5,408,000	$-	$(236,000)	$5,172,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage Backed Securities	$4,994,000	$-	$(111,000)	$4,883,000
Small Business Administration Pools	916,000	-	(31,000)	885,000
Municipal Obligation	406,000	6,000	-	412,000
Total	$6,316,000	$6,000	$(142,000)	$6,180,000

At December 31, 2018, the S&P credit rating of the municipal obligation was an AA+.

There was a portion of one security pledged as collateral in the amount of $130,000 at December 31, 2018, and there were no securities pledged as collateral at December 31, 2017.

During the years ended December 31, 2018 and 2017, the Company did not sell any securities.

The following table indicates amortized cost and estimated fair value of securities available-for-sale at December 31, 2018 based upon contractual maturity.

	Amortized Cost	Fair Value
Over Ten Years	$405,000	$402,000
Mortgage Backed Securities and SBA Pools with no stated maturity date	5,003,000	4,770,000
Equity Securities	15,000	17,000
Total	$5,423,000	$5,189,000

note 4 sECURITIES (CONTINUED)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017 was $5,172,000 and $5,768,000, which is approximately 99% and 93%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

The following tables show securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Mortgage Backed Securities	$-	$-	$3,975,000	$(188,000)	$3,975,000	$(188,000)
Small Business Administration Pools	-	-	795,000	(45,000)	795,000	(45,000)
Muncipal Obligation	402,000	(3,000)	-	-	402,000	(3,000)
Total	$402,000	$(3,000)	$4,770,000	$(233,000)	$5,172,000	$(236,000)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Mortgage Backed Securities	$665,000	$(8,000)	$4,218,000	$(103,000)	$4,883,000	$(111,000)
Small Business Administration Pools	-	-	885,000	(31,000)	885,000	(31,000)
Muncipal Obligation	-	-	-	-	-	-
Total	$665,000	$(8,000)	$5,103,000	$(134,000)	$5,768,000	$(142,000)

There were no securities with unrealized losses which management believes were other-than-temporarily impaired at December 31, 2018 and 2017.

The carrying amount and estimated fair value of equity securities are shown below:

	December 31, 2018
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$2,000	$-	$17,000
Total	$15,000	$2,000	$-	$17,000

	December 31, 2017
	Amortized Cost	Gross Recognized Gains	Gross Recognized Losses	Fair Value

Federal Home Loan Mortgage Corp. Stock	$15,000	$25,000	$-	$40,000
Total	$15,000	$25,000	$-	$40,000

note 4 sECURITIES (CONTINUED)

Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported in AOCI, net of tax. On January 1, 2018, the unrealized gain was reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. Net losses recognized December 31, 2018 amounted to $22,000, all of which was unrealized as securities were still held at December 31, 2018.

note 5 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	December 31,
	2018	2017

Commercial Business	$1,658,000	$1,285,000
Commercial and Multi-Family Real Estate	19,514,000	16,503,000
Residential Real Estate	32,774,000	33,753,000
Consumer and Other	839,000	683,000
	54,785,000	52,224,000
Allowance for Loan Losses	(282,000)	(273,000)
Net Deferred Loan Fees	(10,000)	(14,000)
Loans, Net	$54,493,000	$51,937,000

Residential real estate loans at December 31, 2018 and 2017 included loans secured by one-to-four family, non-owner occupied properties of $8,662,000 and $9,190,000, respectively.

At December 31, 2018 and 2017, construction loans were $4,730,000 and $2,076,000, respectively. Loans in process at December 31, 2018 and 2017 were $2,533,000 and $1,330,000, respectively.

note 5 loans and allowance for loan losses (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018 and 2017:

December 31, 2018	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance January 1, 2018	$3,000	$38,000	$220,000	$3,000	$9,000	$273,000
Provision for Loan Losses	1,000	43,000	(30,000)	1,000	10,000	25,000
Loans Charged-Off	-	-	(22,000)	-	-	(22,000)
Recoveries of Loans Previously Charged-Off	-	-	6,000	-	-	6,000
Balance December 31, 2018	$4,000	$81,000	$174,000	$4,000	$19,000	$282,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-

Ending Balance: Collectively Evaluated for Impairment	$4,000	$81,000	$174,000	$4,000	$19,000	$282,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$182,000	$-		$182,000

Ending Balance: Collectively Evaluated for Impairment	$1,658,000	$19,514,000	$32,592,000	$839,000		$54,603,000

December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Allowance for Loan Losses:
Balance January 1, 2017	$3,000	$37,000	$181,000	$3,000	$39,000	$263,000
Provision for Loan Losses	-	1,000	35,000	3,000	(30,000)	9,000
Loans Charged-Off	-	-	-	(4,000)	-	(4,000)
Recoveries of Loans Previously Charged-Off	-	-	4,000	1,000	-	5,000
Balance December 31, 2017	$3,000	$38,000	$220,000	$3,000	$9,000	$273,000

Ending Balance: Individually Evaluated for Impairment	$-	$-	$19,000	$-	$-	$19,000

Ending Balance: Collectively Evaluated for Impairment	$3,000	$38,000	$201,000	$3,000	$9,000	$254,000

Loans:
Ending Balance: Individually Evaluated for Impairment	$-	$-	$101,000	$-		$101,000

Ending Balance: Collectively Evaluated for Impairment	$1,285,000	$16,503,000	$33,652,000	$683,000		$52,123,000

note 5 loans and allowance for loan losses (continued)

The following tables show the loans allocated by management’s internal risk ratings:

	Risk Profile by Risk Rating
December 31, 2018	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,658,000	$19,514,000	$32,226,000	$839,000	$54,237,000
Special Mention	-	-	198,000	-	198,000
Substandard	-	-	350,000	-	350,000
Total	$1,658,000	$19,514,000	$32,774,000	$839,000	$54,785,000

	Risk Profile by Risk Rating
December 31, 2017	Commercial Business	Commercial and Multi-Family Real Estate	Residential Real Estate	Consumer and Other	Total
Risk Rating:
Unclassified	$1,285,000	$16,349,000	$32,849,000	$683,000	$51,166,000
Special Mention	-	154,000	620,000	-	774,000
Substandard	-	-	284,000	-	284,000
Total	$1,285,000	$16,503,000	$33,753,000	$683,000	$52,224,000

The following tables show the aging analysis of the loan portfolio by time past due:

	Accruing Interest
December 31, 2018	Current	30-89 Days Past Due	90 Days or More Past Due	Total Nonaccrual	Total Loans

Commercial Business	$1,658,000	$-	$-	$-	$1,658,000
Commerical and Multi-Family Real Estate	19,514,000	-	-	-	19,514,000
Residential Real Estate	32,174,000	284,000	134,000	182,000	32,774,000
Consumer and Other	839,000	-	-	-	839,000
	$54,185,000	$284,000	$134,000	$182,000	$54,785,000

December 31, 2017
Commercial Business	$1,285,000	$-	$-	$-	$1,285,000
Commerical and Multi-Family Real Estate	16,503,000	-	-	-	16,503,000
Residential Real Estate	33,346,000	306,000	71,000	30,000	33,753,000
Consumer and Other	683,000	-	-	-	683,000
	$51,817,000	$306,000	$71,000	$30,000	$52,224,000

note 5 loans and allowance for loan losses (continued)

Interest income that would have been recorded for the years ended December 31, 2018 and 2017 had nonaccrual loans been current according to their original terms, amounted to $9,000 and $5,000, respectively. Interest income of $8,000 was recognized on nonaccrual loans during the year ended December 31, 2018 and $2,000 was recognized for the year ended December 31, 2017.

The following tables present information related to impaired loans:

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans With No Related Allowance Recorded:
Residential Real Estate	$182,000	$187,000	$-	$150,000	$8,000
Total Loans With No Related Allowance Recorded	$182,000	$187,000	$-	$150,000	$8,000

Loans With an Allowance Recorded:
Residential Real Estate	$-	$-	$-	$-	$-

Total Impaired Loans:
Residential Real Estate	$182,000	$187,000	$-	$150,000	$8,000
Total	$182,000	$187,000	$-	$150,000	$8,000

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans With No Related Allowance Recorded:
Residential Real Estate	$30,000	$32,000	$-	$81,000	$2,000
Total Loans With No Related Allowance Recorded	$30,000	$32,000	$-	$81,000	$2,000

Loans With an Allowance Recorded:
Residential Real Estate	$71,000	$71,000	$19,000	$71,000	$2,000

Total Impaired Loans:
Residential Real Estate	$101,000	$103,000	$19,000	$152,000	$4,000
Total	$101,000	$103,000	$19,000	$152,000	$4,000

The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings (TDRs) or whose loans are on nonaccrual.

There were no loans modified in TDRs for the years ended December 31, 2018 and 2017.

As of December 31, 2018, Central Federal had one residential real estate loan in the process of foreclosure with a balance of $68,000. At December 31, 2017, there was one residential real estate loan in the process of foreclosure with a balance of $71,000.

Note 6 foreclosed assets

Activity in foreclosed assets is as follows:

	Year Ended December 31,
	2018	2017
Balance at Beginning of Year	$-	$26,000
Additions	135,000	82,000
Capitalized Improvements	16,000	-
Proceeds from Sale	-	(130,000)
Gain on Sale	-	22,000
Valuation Write-downs	(8,000)	-
Balance at End of Year	$143,000	$-

Foreclosed assets by property type are as follows:

	Year Ended December 31,
	2018	2017
Residential Real Estate	$143,000	$-
	$143,000	$-

note 7 PREMISES AND EQUIPMENT

Components of premises and equipment are as follows:

	Year Ended December 31,
	2018	2017
Land	$229,000	$229,000
Building and Improvements	1,062,000	1,062,000
Furniture, Fixtures and Equipment	542,000	581,000
	1,833,000	1,872,000
Less: Accumulated Depreciation	1,116,000	1,162,000
Premises and Equipment, Net	$717,000	$710,000

note 8 DEPOSITS

Deposits consist of the following:

	December 31,
	2018	2017
Noninterest-Bearing Demand Deposits	$3,724,000	$3,181,000
Interest-Bearing Demand Deposits	18,325,000	20,498,000
Savings	3,939,000	3,649,000
Certificates of Deposit, $100,000 or more	6,567,000	3,233,000
Certificates of Deposit, less than $100,000	11,227,000	11,075,000
Total	$43,782,000	$41,636,000

Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250,000 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other. Time deposits of $250,000 or more were $1,888,000 on December 31, 2018 and $667,000 on December 31, 2017.

note 8 DEPOSITS (CONTINUED)

As of December 31, 2018, the scheduled maturities of certificates of deposit were as follows:

December 31, 2018
Certificates of Deposit:
2019	$7,668,000
2020	3,105,000
2021	2,076,000
2022	1,891,000
2023	3,045,000
Thereafter	9,000
Total	$17,794,000

Deposit interest expense consisted of the following:

	Year Ended December 31,
	2018	2017

NOW and Money Market Deposit Accounts	$102,000	$104,000
Savings	12,000	12,000
Certificates of Deposit	213,000	171,000
Total	$327,000	$287,000

NOTE 9 federal home loan bank and federal Reserve Bank advances

The Company has entered into an Advances, Pledges, and Security Agreement with the FHLB whereby mortgage loans have been pledged with a maximum borrowing capacity of $31,534,000 and $27,054,000 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company did not have any advances.

The Company has entered into a Borrower in Custody Arrangement with the Federal Reserve Bank of St. Louis (FRB). The Company has pledged commercial and consumer loans of approximately $5,961,000 and $5,741,000 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company did not have any advances from the FRB.

The Company has overnight borrowing capacity of $5 million in place with TIB Bank. At December 31, 2018 and 2017, the Company did not have any advances from TIB Bank.

note 10 Related party transactions

In the ordinary course of business, the Company has granted loans to officers, directors, and their affiliates (related parties). Activity associated with loans made to related parties is as follows:

	2018	2017

Balance at Beginning of Year	$2,938,000	$3,255,000
Change in Related Parties	-	-
New Loans and Advances	487,000	120,000
Repayments	(249,000)	(437,000)
Balance at End of Year	$3,176,000	$2,938,000

Deposits from related parties held by the Company were $1,994,000 and $1,777,000 at December 31, 2018 and 2017, respectively.

note 11 INCOME TAXES

The income tax benefit includes these components:

	2018	2017

Taxes currently payable (receivable)	$27,000	$(7,000)
Adjustment of deferred tax asset or liability for enacted
changes in tax laws	-	39,000
Deferred income taxes	(2,000)	(37,000)
	$25,000	$(5,000)

A reconciliation of income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	2018	2017

Computed at the statutory rate (2018 - 21%; 2017 - 34%)	$13,000	$(5,000)
Increase (decrease) resulting from
Graduated tax rates	-	2,000
Tax exempt income	(2,000)	(4,000)
State tax, net of federal tax benefit	13,000	8,000
Deductible organization costs	(13,000)	(21,000)
Adjustment of deferred tax asset or liability for enacted changes in tax laws	-	39,000
Other	14,000	(24,000)
	$25,000	$(5,000)

note 11 INCOME TAXES (CONTINUED)

On December 22, 2017, the Tax Cuts and Jobs Act legislation was enacted, which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, effective January 1, 2018, as well as other changes. As a result of the enactment of the legislation, the Company incurred an additional one-time income tax expense of $39,000 during the fourth quarter of 2017 related to the remeasurement of certain deferred tax assets and liabilities. The new legislation is complex and requires significant detailed analysis. We did not incur any further significant adjustments in 2018 related to this new legislation.

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	2018	2017
Deferred tax assets
Allowance for loan losses	$70,000	$67,000
ESOP contribution	14,000	10,000
Deferred loan fees	3,000	3,000
Unrealized losses on securities available-for-sale	59,000	28,000
Nonaccrual loan interest	2,000	1,000
Charitable contribution carryforwards	165,000	166,000
Net operating loss carryforward	59,000	66,000
	372,000	341,000
Deferred tax liabilities
Accumulated depreciation	-	(9,000)
Other	(19,000)	(12,000)
	(19,000)	(21,000)
Net deferred tax asset before valuation allowance	353,000	320,000
Valuation allowance
Beginning balance	(165,000)	(236,000)
Adjustment of valuation allowance for enacted changes in tax laws	-	71,000
Ending balance	(165,000)	(165,000)
Net deferred tax asset	$188,000	$155,000

At December 31, 2018, the Company had approximately $245,000 of net operating loss carry forward that will begin to expire in 2036. In connection with the offering of common stock in 2016 the Company contributed to the Central Federal Community Foundation $100,000 in cash and common stock with a fair value of $687,700 (68,770 shares at the $10.00 offering price) for a total contribution of $787,700. For Federal income tax purposes, the deduction for charitable contributions is subject to certain annual limitations with unused contributions carried forward five years subject to the same annual limitations.

At December 31, 2018 and 2017, the Company had recorded a valuation allowance against the entire deferred tax asset related to this contribution carryforward. The Company has determined it is more likely than not that this deferred tax asset will not be realized.

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

The following financial instruments whose contract amount represents credit risk were approximately as follows:

	December 31,
	2018	2017
Commitments to Extend Credit	$7,949,000	$3,759,000
Standby Letters of Credit	-	-
	$7,949,000	$3,759,000

Range of Rates on Fixed Rate Commitments	2.25-6.77%	2.00-6.00%

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

The ESOP was originally established and funded with the purchase of 143,042 shares of common stock using the proceeds in the offering completed on January 12, 2016. The Company is making quarterly payments of principal and interest over a term of 100 quarters and the unpaid principal has an annual interest rate of 3.50%. Dividends paid on unallocated stock will also be applied as a payment. The trustee holds unallocated shares purchased by the ESOP in a loan suspense account and will release the shares of common stock on a pro rata basis each quarter as payments are made. Released shares are allocated among active participants on the basis of each active participant’s proportional share of compensation. Compensation expense related to the ESOP was $79,000 and $75,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 13 EMPLOYEE BENEFITS (CONTINUED)

A summary of Central Federal’s ESOP is as follows for 2018 and 2017:

	2018	2017
Allocated Shares	11,440	5,720
Shares released for Allocation	5,720	5,720
Unallocated Shares	125,882	131,602
Total ESOP Shares	143,042	143,042

Fair value of unallocated shares at December 31	$1,775,000	$1,829,000

At December 31, 2018, the fair value of the 17,160 allocated shares and shares released for allocation held by the ESOP was $242,000 and was reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $2,017,000.

The Company previously offered a Savings Incentive Match Plan (SIMPLE IRA) plan for full-time employees, under which a participant could elect to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The Company made matching contributions to participants as defined by the plan of $4,000 and $19,000 for the years ended December 31, 2018 and 2017, respectively. There were no vesting requirements. This plan terminated during 2018.

In 2017, shareholders approved the Company’s 2017 Equity Incentive Plan (“2017 Plan”). Each employee and director of the Company and Central Federal is eligible to participate in the 2017 Plan. The 2017 Plan reserves a total of 240,695 shares of common stock for issuance, of which up to 68,770 shares may be granted in the form of restricted stock awards and up to 171,925 shares may be granted in the form of stock options. No shares had been granted under the 2017 Plan as of December 31, 2018.

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

As of December 31, 2018, the most recent notification from the banking regulators categorized Central Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Central Federal must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Central Federal’s category.

Quantitative measures established by regulation to ensure capital adequacy require Central Federal to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 2018 and 2017, that the Company met all its capital adequacy requirements.

note 14 REGULATORY MATTERS (CONTINUED)

Central Federal’s capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to Risk Weighted Assets	$21,127,000	46.7%	$3,618,000	8.0%	$4,523,000	10.0%

Tier 1 Capital to Risk Weighted Assets	$20,845,000	46.1%	$2,714,000	6.0%	$3,618,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	$20,845,000	46.1%	$2,035,000	4.5%	$2,940,000	6.5%

Tier 1 Capital to Average Assets	$20,845,000	29.9%	$2,786,000	4.0%	$3,483,000	5.0%

December 31, 2017
Total Capital to Risk Weighted Assets	$20,759,000	51.5%	$3,226,000	8.0%	$4,033,000	10.0%

Tier 1 Capital to Risk Weighted Assets	$20,597,000	51.1%	$2,420,000	6.0%	$3,226,000	8.0%

Common Equity Tier 1 Capital to Risk
Weighted Assets	$20,597,000	51.1%	$1,815,000	4.5%	$2,621,000	6.5%

Tier 1 Capital to Average Assets	$20,597,000	30.2%	$2,731,000	4.0%	$3,414,000	5.0%

The Basel III Capital Rules establish a “capital conservation buffer” of 2.5% above the risk-based capital ratios, shown in the table above, which is being phased in at 0.625% of risk-weighted assets each year beginning in January 2016.

On November 27, 2018, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 80,296 shares of its common stock. Under the share repurchase program announced June 22, 2018, which was terminated upon the adoption of the new program, the Company repurchased 54,300 shares. As of December 31, 2018, the Company had repurchased 195,100 shares.

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

note 15 FAIR VALUE MEASUREMENTS (CONTINUED)

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Securities Available-for-Sale:
Mortgage Backed Securities	$-	$3,975,000	$-	$3,975,000
Small Business Administration Pools	-	795,000	-	795,000
Municipal Obligation	-	402,000	-	402,000
Federal Home Loan Mortgage Corp. Stock	17,000	-	-	17,000
	$17,000	$5,172,000	$-	$5,189,000
December 31, 2017
Securities Available-for-Sale:
Mortgage Backed Securities	$-	$4,883,000	$-	$4,883,000
Small Business Administration Pools	-	885,000	-	885,000
Municipal Obligation	-	412,000	-	412,000
Federal Home Loan Mortgage Corp. Stock	40,000	-	-	40,000
	$40,000	$6,180,000	$-	$6,220,000

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

note 15 FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

	Level 1	Level 2	Level 3
December 31, 2018
Impaired Loans	$-	$-	$-
Foreclosed Assets	-	-	63,000
December 31, 2017
Impaired Loans	$-	$-	$82,000

The impaired loans above that required Level 3 adjustments during 2017 consisted of specific valuation allowances of $19,000.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on the nonrecurring basis are as follows as of December 31, 2018, and December 31, 2017:

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

note 15 FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following disclosures represent financial instruments in which the ending balances at December 31, 2018 and 2017 are not carried at fair value in their entirety on the statements of financial condition.

Cash and Cash Equivalents and Accrued Interest Receivable

The carrying amounts reported in the statements of financial condition approximate those assets’ fair values. Accrued interest is primarily accrued interest from loans.

Certificates of Deposit in Other Financial Institutions

Fair values of certificates of deposit in other financial institutions are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Federal Home Loan Bank (“FHLB”) Stock, at Cost

The carrying amount of FHLB stock approximates its fair value based on the redemption provisions of the FHLB.

Loans

In 2018, a new standard required a change in how the fair value of loans is determined, instead of entrance pricing, exit pricing must be used to determine fair value, or the price that would be received to sell an asset. In 2017, fair value for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

note 16 FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-Balance-Sheet Credit-Related Instruments

Off-Balance-Sheet Credit Related Instrument commitments are generally of a short-term nature. The contract amount of such commitments approximates their fair value since the commitments are comprised primarily of unfunded loan commitments which are generally priced at market at the time of funding.

Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair	Input
	Amount	Value	Amount	Value	Level
Financial Assets:
Cash and Cash Equivalents	$4,729,000	$4,729,000	$2,925,000	$2,925,000	1
Certificates of Deposit in Other Financial Institutions	3,224,000	3,224,000	5,699,000	5,699,000	2
FHLB Stock	82,000	82,000	89,000	89,000	2
Loans, net	54,493,000	54,522,000	51,937,000	51,788,000	3
Accrued Interest Receivable	167,000	167,000	163,000	163,000	2
Financial Liabilities:
Deposits	43,782,000	43,416,000	41,636,000	41,430,000	3
Accrued Interest Payable	1,000	1,000	-	-	2

NOTE 17 PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following parent only balance sheets, statements of earnings and statements of cash flows for Central Federal Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

Statement of Financial Condition

	December 31, 2018	December 31, 2017
Assets

Cash and Cash Equivalents	$3,143,000	$4,387,000
Investment in Subsidiary	20,671,000	20,486,000
ESOP Note Receivable	1,316,000	1,355,000
Other Assets	91,000	104,000
Total Assets	$25,221,000	$26,332,000

Liabilities and Stockholders’ Equity

Other Liabilitites	$-	$14,000
Common Stock	18,000	18,000
Additional Paid-In Capital	16,486,000	16,464,000
Treasury Stock	(2,660,000)	(1,523,000)
Common Stock Aquired by ESOP	(1,259,000)	(1,316,000)
Accumulated Other Comprehensive Loss	(175,000)	(83,000)
Retained earnings - Substantially Restricted	12,811,000	12,758,000
Total Stockholders’ Equity	25,221,000	26,318,000
Total Liabilities and Stockholder’s Equity	$25,221,000	$26,332,000

Statement of Operations

	For Year Ended	For Year Ended
	December 31, 2018	December 31, 2017

Interest Income on ESOP Note Receivable	$47,000	$48,000
Income in Subsidiary	179,000	128,000
Total Income	226,000	176,000

Noninterest Expense	220,000	258,000
Total Expenses	220,000	258,000

Income (Loss) before income taxes	6,000	(82,000)
Income Tax Benefit	(29,000)	(73,000)
Net Income (Loss)	$35,000	$(9,000)

NOTE 17 PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

Statement of Cash Flows

	For Year Ended	For Year Ended
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net Income (Loss)	$35,000	$(9,000)
Adjustment to Reconcile Net Income (Loss) to Cash
Provided by Operating Activities:
Income in Subsidiary	(179,000)	(128,000)
Decrease (Increase) in Other Assets	12,000	(34,000)
Increase (Decrease) in Other Liabilities	(14,000)	13,000
Net Cash used for Operating Activities	(146,000)	(158,000)
Cash Flows from Investing Activities:
Repayment of ESOP Loan	39,000	38,000
Net Cash provided by Investing Activities	39,000	38,000
Cash Flows from Financing Activities:
Purchase of Treasury Stock	(1,137,000)	(1,523,000)
Net Cash used in Financing Activities	(1,137,000)	(1,523,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,244,000)	(1,643,000)
Cash and Cash Equivalents at Beginning of Year	4,387,000	6,030,000
Cash and Cash Equivalents at End of Year	$3,143,000	$4,387,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Federal Bancshares, Inc.

Date: March 27, 2019	By:	/s/ William A. Stoltz
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

Signature	Title	Date
/s/ William A. Stoltz	President and Chief Executive Officer	March 27, 2019
William A. Stoltz	(principal executive officer)
/s/ Angela E. Medwick	Chief Financial Officer	March 27, 2019
Angela E. Medwick	(principal financial and accounting officer)
/s/ Michael E. Estey	Chairman of the Board of Directors and Director	March 27, 2019
Michael E. Estey
/s/ Stephen L. Bowles	Director	March 27, 2019
Stephen L. Bowles
/s/ Jeffrey L. McKune	Director	March 27, 2019
Jeffrey L. McKune
/s/ Larry D. Thomas	Director	March 27, 2019
Larry D. Thomas
/s/ James R. Sowers	Director	March 27, 2019
James R. Sowers
/s/ Robert R. Thompson	Director	March 27, 2019
Robert R. Thompson
/s/ John D. Wiggins	Director	March 27, 2019
John D. Wiggins

35

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Central Federal Bancshares, Inc.(1)
3.2	Bylaws of Central Federal Bancshares, Inc.(1)
4.1	Specimen Common Stock Certificate of Central Federal Bancshares, Inc.(1)
10.1	Employment Agreement, dated January 12, 2016, between Central Federal Bancshares, Inc., Central Federal Savings and Loan Association of Rolla and William A. Stoltz*(2)
10.2	Change in Control Agreement, dated January 12, 2016, between Central Federal Savings and Loan Association of Rolla and Barbara Hamilton*(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350 Certification)
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

* Management contract or compensatory agreement or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206874), as amended, initially filed with the SEC on September 11, 2015.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2015 (File No. 000-55553).

(3)	Persons interested in obtaining a copy of the Company’s Code of Ethics may do so by writing to the Company at: Central Federal Bancshares, Inc., 210 West 10th Street, Rolla, Missouri 65401, Attention: Secretary.

36